Form 10QSB
period 1999-06-30
BEACH COUCH INC
filed 1999-08-23
CIK 1066059

                              SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549


                                   FORM 10-QSB


    Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                        For the quarterly period ended June 30, 1999.

                             Commission file number   0-25747

Beach Couch, Inc.
(Name of Small Business Issuer in its Charter)

Delaware                                                 33-0812709
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

4190 Bonita Rd., Suite 105, Bonita, CA                    91902
 (Address of Principal Executive Offices)                (ZIP Code)


                      (619) 479-2809
     (Issuer's Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No  ____


There were 4,222,750 shares of Common stock outstanding as of June 30, 1999.

       2  PART I

Item 1. Financial Statements.

                           BEACH COUCH, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET
                                   (Un-Audited)
                                   JUNE 30, 1999

ASSETS

Current Assets:
  Cash in banks                                            $   5,628
  Receivable, trade                                            3,150
  Inventory                                                    3,330
  Total Current Assets                                        12,108

Fixed Assets:
  Machinery and equipment                                  $   3,039

Other Assets:
  Patent pending                                                 515

                                                            $  15,662


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Payables, trade                                          $    2,000
  Income taxes payable                                            850
  Payable, related party                                          800

    Total Current Liabilities                                   3,650

Stockholders' Equity:
  Preferred stock, $.0001 par value,
    20,000,000 shares authorized, none
    issued and outstanding                  $  -0-
  Common stock, $.0001 par value,
    50,000,000 shares authorized,
    4,222,750 shares issued and
    outstanding (Notes B & C)                18,220
  Additional paid-in capital                 11,590
  Accumulated Deficit                       (17,798)

  Total Stockholders' Equity (page 4)                          12,012

                                                            $  15,662

Subject to the accompanying notes to financial statements.

                             BEACH COUCH, INC. AND SUBSIDIARY
                                   STATEMENT OF LOSS
                                     (Un-Audited)
                    FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 1999


Sales                                                    $ 5,564

Direct Costs of Sales                                      6,900


  Gross (loss) on sales                                   (1,336)


General Operating Expenses:
  Advertising                               $  3,021
  Legal and audit fees                         4,350
  Administrative costs                         3,160

    Total Operating Expenses:                             10,531


    Net Loss from Operations                             $ (11,867)

Weighted Average Loss per share                          $ (0.0028)

Subject to the accompanying notes to financial statements.

                             BEACH COUCH, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Un-Audited)
                    FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 1999




                                   Addtnl                         Total
                  Common Stock     Paid-in  Net Stock   Accum     Stockholders
                 Shares   Amount   Capital  Subscribed  Deficit   Equity


Balance,
January 1, 1999  100,000  $   10   $    90  $ 17,820    $ (5,931)   $ 11,989

Common stock
issued           222,750   17,820            (17,280)                 -0-

Common stock
issued         3,900,000      390                                         390

Additional
Paid-in Capital                     11,500                             11,500

Net loss
for year,
page 3                                                    (11,867)    (11,867)


Balance,
June 30, 1999
               4,222,750  $ 18,220 $ 11,590      -0-    $ (17,798)   $ 12,012

Subject to the accompanying notes to financial statements.

                            BEACH COUCH, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Un-Audited))
                    FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 1999

Cash Flow from Operating Activities:
  Net loss for period, page 3                                $ ( 11,867)
  Adjustments to reconcile net loss
    to net cash used in operations:
  Increased inventory                                          (   221)
  Increased receivables                                        ( 3,150)
  Increased liabilities                                          1,300

Net Cash Flow - Operations                                    ( 13,938)


Cash Flow from Investing Activities:
  Purchase of equipment                                       (  3,039)
  Payment against patent                                      (    515)

Net Cash Flow - Investing                                     (  3,554)


Cash Flow from Financing Activities:
  Additional donated capital                                    11,500
  Common stock issued for cash                                     390

  Net Cash Flow - Financing                                     11,890


Net Decrease in Cash during period                             (  5,602)

Cash accounts, January 1, 1999                                   11,230


Cash accounts, June 30, 1999                                  $   5,628


Additional disclosures:
  Cash disbursed during year for:
    Interest          $  -0-
    Income taxes      $  -0-


Subject to the accompanying notes to financial statements.

                           BEACH COUCH, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Un-Audited)
                    FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 1999


A.  Organization and Summary of Significant Accounting Policies:

Organization

Beach Couch, Inc., a Delaware corporation (the "Company") was incorporated on June 4, 1998. The Company is a development stage business created to engagein the development of a unique, low to the ground, two-person beach chair.


Principles of Consolidation

The consolidated financial statements include Beach Couch, Inc., and its wholly owned subsidiary, California Beach Couch, Inc., which was incorporated in\California on May 19, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.


Accounting for Business Combinations

The acquisition of California Beach Couch, Inc. was recorded as a purchase in accordance with Accounting Principle Board Opinion No. 16
(APB No. 16) "Business Combinations". The operating results of the acquired entity are included in the Company's consolidated financial statements from the date of acquisition (Note B)


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actualresults could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investments with a maturity of three months of less to be cash equivalents.


Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of materials and labor.

                       BEACH COUCH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Un-Audited)
                  FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 1999

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."
A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Fixed Assets

The purchase of equipment is recorded at cost. Provision for depreciation will be made utilizing an even proration over the estimated useful life of each asset.


B.  Acquisition:


On June 5, 1998, the Company authorized the issuance of 100,000 shares 	of
Beach Couch, Inc. common stock at par value of $.0001 to acquire 100% of

<page 8>
the outstanding shares of California Beach Couch, Inc. valued at $100 by the Board of Directors. The purchase of shares has been recorded using the purchase method of accounting. At the date of the transaction, California Beach Couch, Inc. had no assets or liabilities. At the date of acquisition, the President of California Beach Couch, Inc. was also the President of the Company.


C. Stockholders' Equity:

1. On June 5, 1998, the Board of Directors authorized the issuance of 400,000 common shares at $.08 per share through a Section 504 (Reg. D) offering. As of December 21, 1998, the Company had received cash for 222,750 shares but such shares had not been issued. In early 1999, these shares were issued.


2. Subsequent to March 4, 1999, it was discovered that the date of authorization by the Board of Directors and the subsequent signing of stock purchase agreements by certain directors of the Company had been reported in error as December 1, 1998. On June 5, 1998, the Board of Directors authorized and purchased 3,900,000 common shares at par value of $.0001 or $390. The Company had not yet received payment nor issued the shares as of December 31, 1998. In January 1999, these funds were received by the corporation and common stock was issued.

                          BEACH COUCH, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Un-Audited)
                    FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 1999


D.  Related Party Transactions:

A stockholder of the Company is also a stockholder of EFM Venture Group, Inc. ("EFM"). Included in accounts payable -related party at June 30, 1999, is $800. of expenses EFM paid on behalf of the Company.

E.  Income Taxes:

The Company's total deferred tax asset at December 31, 1998, was as 	follows:

                Net operating loss carryforward             $  1,400

                Valuation allowance                           (1,400)

                                                              $  -0-

The Company has a net operating loss carryforward of $9,040 which, if not utilized, will expire in 2012. The valuation allowance increased $2,200 during the period ended December 31, 1998. It is reasonably possible that the Company's estimate of valuation allowance will change. As of June 30, 1999, these have been recognized.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

(i) The Company manufactures its product in "batches". The initial batch was manufactured in fiscal 1998 and consisted of 75 couches of which 6 were sold prior to December 31, 1998. For the year ended December 31, 1998 the Company had a loss of $5,93l of which $369 was attributed to gross loss and $4,712 to operating expenses. On December 31, 1998 the Company had an inventory of $3,109 consisting of 69 finished couches. On June 30, 1999 the Company had sales of $5,564 for the first six months of 1999 with gross sales of $(1,336). The Company showed a loss of $10,531) for the first 6 months of 1999. The Company had an inventory of $3,330 and an accounts receivable of $3,150 at June 30, 1999.

Prior to June 30, 1999 the Company spent approximately $15,000 on marketing and promotion of its product. The Company considers this to be attributable to start-up costs and initial market recognition. During the next 12 months the Company expects to be able to reduce these overhead expenditures by as much as 80%. The Company's officers and directors will continue to operate the business with no compensation.

The Company has sufficient liquid capital to continue its business using profits from present inventory and receivables to finance the production of future batches. The Company does not at present see the necessity for additional capital to execute its business plan during the next 12 months.

(ii) The Company does not plan to do any research and development during the next 12 months.

(iii) The Company plans no sales or purchases of plants or significant equipment.

(iv) The Company does not expect to change its numbers of employees. The Company has no employees and work is done by the Company's officers and directors at no compensation.



       10  PART II

OTHER INFORMATION


Item 1.  Legal Proceedings.

           None

Item 2.  Changes in Securities.

            None

Item 3.  Defaults Upon Senior Securities.

            None

Item 4.  Submission of Matters to a Vote of Security Holders.

            None

Item 5.  Other Information

            None

Item 6.   Exhibits and Reports on Form 8-K

            (a) (2)  Filed by reference; Form 10-SB filed April 9, 1999
                 (3)  Filed by reference; Form 10-SB filed April 9, 1999
                 (11) Statement re: Computation of per share earnings
                 (27) Financial Data Schedule

(a) (11)


WEIGHTED AVERAGE SHARES OUTSTANDING


Outstanding January 1, 1999       4,222,750
Outstanding June   30, 1999       4,222,750

Weighted average shares outstanding for the period 4,222,750

Weighted average loss per share: $11,267/4,222,750= $(0.0028)

[LEGEND]
THIS SCHEDULE CONTAINS SUMARY FINANCIAL INFORMATION EXTRACTED FRON THE BALANCE SHEET AND STATEMENT OF OPERATIONS AS OF AND FOR THE SIX MONTHS ENDING DECEMBER 31, 1998 AND IS QUALIFIED IN ITS ENTIREETY BY FREFERENCE TO FINANCIAL STATMENTS INCLUDED IN THIS FILING
[LEGEND]

[PERIOD-TYPE]                     6-mos
[FISCAL-YEAR-END]                 JUN-30-1999
[PERIOD-END]                      JUN-30-1999
[CASH]                                  5,628
[SECURITIES]                                0
[RECEIVABLES]                           3,150
[ALLOWANCES]                                0
[INVENTORY]                             3,330
[CURRENT-ASSETS]                       12,108
[PP&E]                                  3,554
[DEPRECIATION]                              0
[TOTAL-ASSETS]                         15,662
[CURRENT-LIABILITIES]                   3,650
[BONDS]                                     0
<PERFERRED-MANDATORY>                       0
<PERFERRED>                                 0
[COMMON]                                    0
[OTHER-SE]                             18,220
[OTHER-SE]                             (6,208)
[TOTAL-LIABILITY-AND-EQUITY]           15,662
[SALES]                                  5,564
[TOTAL-REVENUES]                         5,564
[CGS]                                   6.900
[TOTAL-COSTS]                          (1,336)
[OTHER-EXPENSES]                       10,531
[LOSS-PROVISION]                            0
<INTEREST-EXPENSES>                         0
[INCOME-PRETAX]                        (11,867)
[INCOME-TAX]                               850
[INCOME-CONTINUING]                          0
[DISCONTINUED]                               0
[EXTRAORDINARY]                              0
[CHANGES]                                    0
[NET-INCOME]                           (11,867)
<ESP-PRIMARY>                          (0.0028)
<ESP-DILUTED>                          (0.0028)

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        \\ BEACH COUCH, INC.\\

                                        \\ Edward F. Myers III \\


Date: August 20, 1999                 by:
                                         Edward F. Myers III
                                         President