Form 10QSB/A
period 1999-06-30
BEACH COUCH INC
filed 1999-10-14
CIK 1066059

                              SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549


                                   FORM 10-QSB
                                   AMENDMENT 1


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


There were 4,222,750 shares of Common stock outstanding as of June 30,
1999.
                                                                            1

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

                             BEACH COUCH, INC. AND SUBSIDIARY
                                   STATEMENT OF LOSS
                                     (Un-audited)
                    FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 1999


Sales                                                    $ 5,564

Direct Costs of Sales                                      4,080


  Gross (GAIN) on sales                                 1,484


General Operating Expenses:
  Advertising                                $ 4,521
  Damaged Material                             1,230
  Legal and audit fees                         4,350
  Administrative costs                         3,160

    Total Operating Expenses:                             13,351


    Net Loss from Operations                             $ (11,867)

Weighted Average Loss per share                          $ (0.0028)

                             BEACH COUCH, INC. AND SUBSIDIARY
                                   STATEMENT OF LOSS
                                     (Un-audited)
                    FOR THE PERIOD APRIL 1, 1999 TO JUNE 30, 1999


Sales                                                    $ 4,078

Direct Costs of Sales                                      4,507


  Gross (LOSS) on sales                                     (429)


General Operating Expenses:
  Advertising                                $ 2,874
  Damaged Material                               820
  Legal and audit fees                         3,700
  Administrative costs                         1,829

    Total Operating Expenses:                               9,223


    Net Loss from Operations                              $ (9,652)

Weighted Average Loss per share                           $ (0.0227)

Since the Company was not in business during the quarter ending June 30, 1998, there are no comparables.

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

                            BEACH COUCH, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Un-audited)
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


                                                            Page 1 of 3

A.  Organization and Summary of Significant Accounting Policies:

Organization

Beach Couch, Inc., a Delaware corporation (the "Company") was incorporated on June 4, 1998. The Company is a development stage business created to engage in the development of a unique, low to the ground, two-person beach chair.


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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from those estimates.

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

      BEACH COUCH, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Un-audited)
	FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 1999

                                                           Page 2 of 3

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Fixed Assets

The purchase of equipment is recorded at cost. Provision for depreciation will be made utilizing an even proration over the estimated useful life of each asset.


B.  Acquisition:


On June 5, 1998, the Company authorized the issuance of 100,000 shares 	of
Beach Couch, Inc. common stock at par value of $.0001 to acquire 100% of the outstanding shares of California Beach Couch, Inc. valued at $100 by the Board of Directors. The purchase of shares has been recorded using the purchase method of accounting. At the date of the transaction, California Beach Couch, Inc. had no assets or liabilities. At the date of acquisition, the President of California Beach Couch, Inc. was also the President of the Company.


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

                                                           Page 3 of 3


D.  Related Party Transactions:

A stockholder of the Company is also a stockholder of EFM Venture Group, Inc. ("EFM"). Included in accounts payable -related party at June 30, 1999, is $800. of expenses EFM paid on behalf of the Company.

E.  Income Taxes:

The Company's total deferred tax asset at December 31, 1998, was as 	follows:

                Net operating loss carry forward            $  1,400

                Valuation allowance                           (1,400)

                                                              $  -0-

The Company has a net operating loss carry forward of $9,040 which, if not utilized, will expire in 2012. The valuation allowance increased $2,200 during the period ended December 31, 1998. It is reasonably possible that the Company's estimate of valuation allowance will change. As of June 30, 1999, these have been recognized.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

(i) The Company manufactures its product in "batches". The initial batch was manufactured in fiscal 1998 and consisted of 75 couches of which 6 were sold prior to December 31, 1998. For the year ended December 31, 1998 the Company had a loss of $5,93l of which $369 was attributed to gross loss and $4,712 to operating expenses. On December 31, 1998 the Company had an inventory of $3,109 consisting of 69 finished couches. On June 30, 1999 the Company had sales of $5,564 for the first six months of 1999 with gross sales of $(1,484). The Company showed a loss of $11,867) for the first 6 months of 1999. The Company had an inventory of $3,330 and an accounts receivable of $3,150 at June 30, 1999.

For the three months ended June 30, 1999 the Company had sales of $4,078 with gross sales of$$(429). The company showed a net loss for the quarter ended June 30, 1999 of $ 9,652. Since the company was not in business during the quarter ended June 30, 1998 there are no comparable financials.

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

       11  PART II

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

Weighted average loss per share: $11,267/4,222,750= $(0.0028)
8

[LEGEND]
THIS SCHEDULE CONTAINS SUMARY FINANCIAL INFORMATION EXTRACTED FRON THE BALANCE SHEET AND STATEMENT OF OPERATIONS AS OF AND FOR THE SIX MONTHS ENDING
DECEMBER 31, 1998 AND IS QUALIFIED IN ITS ENTIREETY BY FREFERENCE TO
FINANCIAL STATMENTS INCLUDED IN THIS FILING
[LEGEND]

[PERIOD-TYPE]                             6-mos
[FISCAL-YEAR-END]                   JUN-30-1999
[PERIOD-END]                        JUN-30-1999
[CASH]                                    5,628
[SECURITIES]                                  0
[RECEIVABLES]                             3,150
[ALLOWANCES]                                  0
[INVENTORY]                               3,330
[CURRENT-ASSETS]                         12,108
[PP&E]                                    3,554
[DEPRECIATION]                                0
[TOTAL-ASSETS]                           15,662
[CURRENT-LIABILITIES]                     3,650
[BONDS]                                       0
<PERFERRED-MANDATORY>                         0
<PERFERRED>                                   0
[COMMON]                                      0
[OTHER-SE]                               18,220
[OTHER-SE]                               (6,208)
[TOTAL-LIABILITY-AND-EQUITY]             15,662
[SALES]                                   5,564
[TOTAL-REVENUES]                          5,564
[CGS]                                     4,080
[TOTAL-COSTS]                            (1,484)
[OTHER-EXPENSES]                         13,351
[LOSS-PROVISION]                              0
<INTEREST-EXPENSES>                           0
[INCOME-PRETAX]                         (11,867)
[INCOME-TAX]                                850
[INCOME-CONTINUING]                           0
[DISCONTINUED]                                0
[EXTRAORDINARY]                               0
[CHANGES]                                     0
[NET-INCOME]                            (11,867)
<ESP-PRIMARY>                           (0.0028)
<ESP-DILUTED>                           (0.0028)

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        \\ BEACH COUCH, INC.\\

                                        \\ Edward F. Myers III \\


Date: OCTOBER 10, 1999                 by:
                                         Edward F. Myers III
                                         President
                                                                           14