Form 10QSB
period 1999-09-30
BEACH COUCH INC
filed 1999-11-19
CIK 1066059

                              SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549


                                   FORM 10-QSB


    Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                        For the quarterly period ended September 30, 1999.

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

Not applicable
                                                                            1

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


There were 4,222,750 shares of Common stock outstanding as of September 30, 1999.


PART I
Item 1. Financial Statements.

                   BEACH COUCH, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                          SEPTEMBER 30, 1999

                                ASSETS

                                           Sept.30,1999   Dec.31,1998
                                            (UNAUDITED)
Current Assets:

    Cash in banks                           $1,150         $  1,123
    Receivable, trade                          240            -0-
    Inventory                                5,700            3,109
                                            ------          ------
Total Current Assets                         7,090           14,339

Fixed Assets:
Machinery and equipment                      3,039            -0-

Other Assets:
Patent pending                                 515            -0-
                                            -------        -------
    TOTAL ASSETS                            $10,644        $14,339


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Payables, trade                                443              50
Income taxes payable                           800             800
Payable, related party                       2,400           1,500

Total Current Liabilities                    3,643           2,350

Stockholders' Equity:
Preferred stock, $.0001 par value,
      	20,000,000 shares authorized,
            none issued and outstanding         -0-           -0-
     Common stock, $.0001 par value,
50,000,000 shares authorized,
4,222,750 shares issued and
outstanding (Notes B & C)
            Sept.30,1999; 100,000 issued
            and outstanding Dec. 31, 1998.     432              10
Additional paid-in capital                  30,878              90
Stock to be issued                             -0-          18,210
      Stock subscriptions receivable           -0-            ( 390)
      Accumulated Deficit                  (24,309)          (5,931)

Total Stockholders Equity                    7,001           11,989

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $  10,644         $ 14,339
                                                                            3

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

                      BEACH COUCH, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF LOSS
                               (UNAUDITED)
            FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 1999


Sales                                              $ 12,331

Direct Costs of Sales                               (11,994)


Gross (loss) on sales                                    337


General Operating Expenses:
Advertising                                        $  7,085
Legal and audit fees                                  5,050
Administrative costs                                  6,580

Total Operating Expenses:                            (18,715)


Net Loss from Operations                           $ (18,378)


Loss per share outstanding                         $ (.0044)


                      BEACH COUCH, INC. AND SUBSIDIARY
                               STATEMENT OF LOSS
                               (UNAUDITED)
            FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999


Sales	                                             $  6,767

Direct Costs of Sales                                (6,594)


Gross (loss) on sales                                   173

General Operating Expenses:
Advertising                                        $  2,565
Legal and audit fees                                    200
Administrative costs                                  3,919

Total Operating Expenses:                            ( 6,684)


Net Loss from Operations                           $ ( 6,511)
                                                                            5

                      BEACH COUCH, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (UNAUDITED)
            FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 1999


                                    Addtn'l                       Total
                    Common Stock    Paid-in  Net Stock   Accum    Stockholders
                Shares      Amount  Capital  Subscribed  Deficit  Equity

Balance,
Jan.1,1999       100,000    $   10  $    90  $ 17,820    $( 5,931) $ 11,989

Common stock
 issued          222,750     17,820           (17,280)                -0-


Common stock
  issued        3,900,000       390                                     390


Additional
 Paid-in
   Capital                             13,000                         13,000

Net loss for year,
   page 3                                                 (18,378)   (18,378)


Balance,
 June 30, 1999
                4,222,750  $ 18,220  $ 13,090     -0-   $ (24,309)  $  7,001

                                                                            5

                            BEACH COUCH, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                 FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 1999





Cash Flow from Operating Activities:
Net loss for period, page 3                                  $ ( 18,378)
Adjustments to reconcile net loss
to net cash used in operations:
Increased inventory                                             ( 2,591)
Increased receivables                                           (   240)
Increased liabilities                                             1,293

Net Cash Flow - Operations                                     ( 19,916)


Cash Flow from Investing Activities:
Purchase of equipment                                          (  3,039)
Payment against patent                                         (    515)

Net Cash Flow - Investing                                      (  3,554)


Cash Flow from Financing Activities:
Additional donated capital                                       13,000
Common stock issued for cash                                        390

Net Cash Flow - Financing                                        13,390


Net Decrease in Cash during period                              ( 10,080)

Cash accounts, January 1, 1999                                    11,230


Cash accounts, September 30, 1999                              $   1,150


Additional disclosures:
Cash disbursed during year for:
Interest          $  -0-
Income taxes      $  -0-

                      BEACH COUCH, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
           FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 1999

                                                            Page 1 of 3

A.     Organization and Summary of Significant Accounting Policies:

Organization

Beach Couch, Inc., a Delaware corporation (the "Company") was incorporated on June 4, 1998. The Company is a development stage business created to engage in the development of a unique, low-to-the ground, two-person beach chair.

Principles of Consolidation

The consolidated financial statements include Beach Couch, Inc., and its wholly owned subsidiary, California Beach Couch, Inc., which was incorporated in California on May 19, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting for Business Combinations

The acquisition of California Beach Couch, Inc. was recorded as a purchase in accordance with Accounting Principle Board Opinion No. 16 (APB No. 16) "Business Combinations". The operating results of the acquired entity are included in the Company's consolidated financial statements from the date of acquisition (Note B).

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of materials and labor.
                                                                            8

                      BEACH COUCH, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
           FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 1999

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

                      BEACH COUCH, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
           FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 1999

                                                           Page 3 of 3


D.     Related Party Transactions:

A stockholder of the Company is also a stockholder of EFM Venture Group, Inc. ("EFM"). Included in accounts payable -related party at September 30, 1999, is $1,800. of expenses EFM paid on behalf of the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

(i) The Company manufactures its product in "batches". The initial batch was manufactured in fiscal 1998 and consisted of 75 couches of which 6 were sold prior to December 31, 1998. For the year ended December 31, 1998 the Company had a loss of $5,93l of which $369 was attributed to gross loss and $4,712 to operating expenses. On December 31, 1998 the Company had an inventory of $3,109 consisting of 69 finished couches. On September 30, 1999 the Company had sales of $12,331 for the first nine months of 1999 with gross sales of $ 337. The Company showed a loss of $18,378 for the first 9 months of 1999. The Company had an inventory of $5,700 and an accounts receivable of $240 at September 30, 1999.

For the three months ended September 30, 1999 the company had sales of 6,767 with gross sales of $173. The company showed a net loss for the quarter ended September 30, 1999 of $6,511. Since the company was not in business during the quarter ended September 30, 1998 there are no comparable financials.

Prior to September 30, 1999 the Company spent approximately $15,000 on marketing and promotion of its product. The Company considers this to be attributable to start-up costs and initial market recognition. During the next 12 months the Company expects to be able to reduce these overhead expenditures by as much as 80%. The Company's officers and directors will continue to operate the business with no compensation.

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

(a) (11)

WEIGHTED AVERAGE SHARES OUTSTANDING

Outstanding January 1, 1999       4,222,750
Outstanding September 30, 1999    4,222,750

Weighted average shares outstanding for the period 4,222,750

Weighted average loss per share: $18,378/4,222,750= $(0.0043)

[LEGEND]
THIS SCHEDULE CONTAINS SUMARY FINANCIAL INFORMATION EXTRACTED FRON THE BALANCE SHEET AND STATEMENT OF OPERATIONS AS OF AND FOR THE NINE MONTHS ENDING DECEMBER 31, 1998 AND IS QUALIFIED IN ITS ENTIREETY BY FREFERENCE TO
FINANCIAL STATMENTS INCLUDED IN THIS FILING
[LEGEND]

[PERIOD-TYPE]                             9-mos
[FISCAL-YEAR-END]                   SEP-30-1999
[PERIOD-END]                        SEP-30-1999
[CASH]                                    1,150
[SECURITIES]                                  0
[RECEIVABLES]                               340
[ALLOWANCES]                                  0
[INVENTORY]                               5,700
[CURRENT-ASSETS]                          7,090
[PP&E]                                    3,554
[DEPRECIATION]                                0
[TOTAL-ASSETS]                           10,644
[CURRENT-LIABILITIES]                     3,643
[BONDS]                                       0
<PERFERRED-MANDATORY>                         0
<PERFERRED>                                   0
[COMMON]                                    432
[OTHER-SE]                                30,878
[TOTAL-LIABILITY-AND-EQUITY]             10,644
[SALES]                                  12,331
[TOTAL-REVENUES]                         12.331
[CGS]                                    11,994
[TOTAL-COSTS]                               337
[OTHER-EXPENSES]                         18,715
[LOSS-PROVISION]                              0
<INTEREST-EXPENSES>                           0
[INCOME-PRETAX]                         (18,378)
[INCOME-TAX]                                  0
[INCOME-CONTINUING]                           0
[DISCONTINUED]                                0
[EXTRAORDINARY]                               0
[CHANGES]                                     0
[NET-INCOME]                            (18,378)
<ESP-PRIMARY>                           (0.0043)
<ESP-DILUTED>                           (0.0043)

                                                                            12

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        \\ BEACH COUCH, INC.\\

                                        \\ Edward F. Myers III \\


Date: November 14, 1999                 by:
                                         Edward F. Myers III
                                         President
                                                                           13