Form 10KSB
period 1999-12-31
BEACH COUCH INC
filed 2000-03-30
CIK 1066059

SECURITIES AND  EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                            For the fiscal year ended:
                                  December 31, 1999

                             Commission File Number

                                    0-25747

                               BEACH COUCH, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                          33-0812709
            ----------                                         ----------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                        Identification Number)


  4190 Bonita Rd., Suite 105, Bonita, CA                           91902
-----------------------------------------                -----------------------
  (Address of Principal Executive Offices)                      (Zip Code)

Issuer's telephone number: (619) 297-2717 Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act:

                          Common Stock $.0001 Par Value
                          -----------------------------

                                 Title of Class

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                      -----      -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $17,786.

On  ******,  2000,  the  aggregate  market  value of the  voting  stock  held by
non-affiliates  of  the  Registrant  was  approximately  $******,   computed  by
reference to the price at which the stock was sold on such date.

There were 4,222,750 shares of common stock $.0001 par value outstanding as of March 29, 2000.

                      Documents incorporated by reference: None.



Transitional Small Business Format (check one): Yes      ;  No   X
                                                    -----      -----


   --------------------------------------------------------------------------

ITEM 1 DESCRIPTION OF BUSINESS


GENERAL

1. Beach Couch, Inc., a Delaware corporation ("the Company") was incorporated on June 4, 1998.

2. On June 5, 1998 the Company acquired all of the stock of California Beach Couch, Inc. ("CBC") from Edward F. Myers III, the president of the Company in an exchange of 100,000 shares of the Company's common stock for 10,000 shares of CBC.

3. The Company has not and does not use computers in its business and therefore does not expect to be impacted by a Y2K problem.

4. Business  Description

MISSION

The mission of the Company is to create profit by selling its beach couch product to the general public, directly, via retail outlets, and using a variety of other marketing methods.

PRODUCT

The Company's product is a low-to-the ground, two person beach chair made of nylon sheets and tubular aluminum. It is approximately 40 inches wide. The product allows two people to sit next to each other. It can be folded and stored in a typical auto back seat or trunk. It can be carried more easily than two separate chairs and provides a 'togetherness' quality for family and loved ones. A small child can sleep stretched out.


MANUFACTURING

An initial batch of 75 couches was produced by the end of 1998 and sold mostly in early 1999. A second batch of 240 units was in process on June 30, 1999. All materials for the 240 units had been purchased. One Hundred ten units were completed as of July 15.

Negotiations with the aluminum supplier recently made it possible to take advantage of the economics of larger material orders. The next batch of 250 units should make possible savings in manufacturing costs. The minimum period of time for a run of 250 is approximately three weeks. As production runs become larger, modification of production techniques will provide for greater efficiency.

MARKETING

Marketing efforts include availability of couches in the following shops in the San Diego area: Surf Hut (Imperial Beach, CA), Emerald City (Mission Beach and Coronado, CA), Killer Dan (Dana Point, CA), and the San Clemente Surf Co. (San Clemente, CA). Sample chairs are also with consultants, Pocket Products in Taiwan whose office is in San Diego, CA.

The Company also has a sales representative in Sacramento, CA.

The marketing arrangements with the entities above are oral and are net 30 days.

Company officers have had meetings with buyers for large discount stores. Interest has been expressed in large orders for couches with imprinted company names.

Event marketing is taking place most recently at the Over the Line Tournament (July 8-20) in San Diego, CA. Soccer tournaments and local fairs are also anticipated market possibilities.

The Company presently has a web site on the Internet for informational purposes only. Products cannot be ordered directly from the site. Company has no present plans for placement in catalogs.

Credit card charging ability is being pursued to make possible sales on the Internet as well as placement of the product in suitable catalogs. Those arrangements are not yet in place.

SALES

As chairs came off the assembly line they were placed in shops or sold by direct sales. As of June 30, approximately 110 chairs had been sold with requests for more as soon as available.

SUPPLIERS

Suppliers were selected on the basis of best price and service but other companies are available also. It is not believed there is likely to develop a scarcity of available aluminum, steel or cloth at acceptable prices which are the product's components.

Suppliers are:

Specialty Metals Industries of Temecula, CA (aluminum tubing); Industrial Metal Supply of San Diego, CA (steel); Top Value Fabrics of Carson, CA (cloth); and Boolie Seating Co. of San Diego, CA (aluminum fabrication).

The Company knows of no state or federal governmental regulations for the product.

There was no money spent on research. Development consisted of the production of the prototype.

The Company believes that the product will have no environmental impact.


COMPETITION

Currently, as best can be determined, there is no closely similar product on the market today. The Southern California area is a prime location for marketing this product. Unless and until there is another company producing a very similar, chair, the Company should be able to capture a large market share as the 'first' to develop such a beach 'couch'. It is unlikely that the Company can completely prevent competition into the market and will concentrate on early establishment of business relationships with the customers in the Southern California region.

Although the Company has a patent on its product, substantial amounts of capital may be required to defend the patent against competitors if competitorschoose to market a similar product. A patent, however, may discourage others from entering this market.

The Company as of December 31, 1999 estimates that the feasible batch size is 300 couches with a production time of 3 weeks Estimated time between the finish of a production batch and sale of the batch depends on the time of year. The Summer months are expected to provide greater sales activity than Winter. Projected average sales price is $50 at an average cost of goods of $30 making a gross profit per couch of $20.


PATENT

On November 25, 1998 Messrs. Myers (president of the Company) and Jordon ("the Inventors") filed a patent application for a "foldable couch seat" (application No. 29/097,015). On March 9, 1999 the patent was allowed by the U.S. Patent and Trademark Office. The invention is owned by California Beach Couch, Inc.("CBC") a wholly owned subsidiary of the Company. On June 10, 1998 the Inventors signed an agreement with CBC whereby any invention of theirs made during their terms as employees, officers and/or directors of CBC would be assigned to CBC and become the sole property of CBC. An assignment has been filed with the US patent office.


SUBSEQUENT EVENT

Subsequent to year end, the Company entered into an agreement to acquire e-Law, a Beijing, China based internet company formed for the purpose of providing information and services related to Chinese legal matters. In connection with this change in the Comapny's business plans, the Company sold its beach products business, contained in the Company's wholly-owned subsidiary, California Beach Couch, Inc., to Edward F. Myers III, the Company's founder, officer and a director, for $5,000.00. This sale took place on March 6, 2000.

The Company intends to file consolidated financial statements within 60 days.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property. The Company rents approximately 1000 square feet from a non-affiliated party for $175.00 per month. This space is used to assemble the product and is considered sufficient for the foreseeable future. The Company rents this property on a month to month basis. The Company has no reason to believe that it may not continue this rental for the foreseeable future. Similar property is readily available at similar cost. The Company also maintains an address rent free from Califia Realty at 4190 Bonita Road #105, Bonita, CA 91902. This office is only for the delivery of mail.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Title of Class                                       Number of Record Holders
--------------                                       ------------------------
Common                                                           49

There is, as of the date of the end of this reporting period, there was no public market in any class of stock of the Company.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation


The Company manufactures its product in "batches". The initial batch was manufactured in fiscal 1998 and consisted of 75 couches of which 6 were sold prior to December 31, 1998. For the year ended December 31, 1998 the Company had a loss of $5,93l, of which $369 was attributed to gross loss and $4,712 to operating expenses. For the year ended December 31, 1999, the Company had a loss of $24,199, consisting of a gross profit of $826, operating expenses of $23,921 and other expenses of $1,104.

On December 31, 1998, the Company had an inventory of $3,109, consisting of 69 finished couches, and on December 31,1999, it had inventory of $1,440.

On December 31, 1999 the Company had sales of $17,786, with gross profit of $826. The Company had an inventory of $1,440 and an accounts receivable of $2,225 at December 31, 1999, while it had an inventory of $3,109 and an accounts receivable of $0 at December 31, 1998. This reflects an increase of sales over the past year, with the attendant monies not yet collected.

For the year ended December 31, 1998, the Company had sales of $315 and a net loss on sales of $5,081. Net loss from operations for the period was $5,931. For the year ended December 31, 1998, the Company had sales of $17,786 and a net loss on sales of $23,095. This was due primarily to the high cost of sales ($16,969) for the period.

As of December 31, 1999, the Company spent approximately $16,960 on marketing and promotion of its product. The Company considers this to be attributable to initial market recognition.

The Company's officers and directors will continue to operate the business with no compensation.

Subsequent to year end, the Company entered into an agreement to acquire e-Law, a Beijing, China based internet company formed for the purpose of providing information and services related to Chinese legal matters. In connection with this change in the Company's business plans, the Company sold its beach products business, contained in the Company's wholly-owned subsidiary, California Beach Couch, Inc., to Edward F. Myers III, the Company's founder, officer and a director, for $5,000.00. This sale took place on March 6, 2000.

The Company intends to file consolidated financial statements within 60 days.

ITEM 7. FINANCIAL STATEMENTS

       Audited Financial Statements for the year ended December 31, 1999.



                        BEACH COUCH, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE PERIOD YEAR ENDED

                    (DATE OF INCEPTION) TO DECEMBER 31, 1999



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT                                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheet as of December 31, 1999 & 1998                             F-2 - F-3

  Consolidated Statement of Operations                                                  F-4

  Consolidated  Statement of Changes in Stockholders  Equity for the period from
  June 4, 1998 (date of inception) to December 31, 1999                                 F-5

  Consolidated Statement of Cash Flows for the years ended
  December 31, 1999 & 1998                                                              F-6

  Notes to Consolidated Financial Statements                                            F-7 - F-9


To the Board of Directors of
Beach Couch, Inc. and Subsidiary:


We have audited the accompanying consolidated balance sheet of Beach Couch, Inc. and subsidiary (collectively, the Company) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit. The financial statements of the Company as of December 31, 1998 were audited by other auditors whose report dated March 4, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principled used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ ARMANDO C. IBARRA, CPA
----------------------------
Armando C. Ibarra, CPA

Chula Vista, CA
February 29, 2000



                        BEACH COUCH INC., AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                     ASSETS
--------------------------------------------------------------------------------

                                                               1999        1998
                                                               ----        ----
       CURRENT ASSETS
             Cash                                       $        857     $   11,230
             Accounts receivable                               2,225              0
             Inventory                                         1,440          3,109
                                                         ------------     ----------
       TOTAL CURRENT ASSETS                             $      4,522     $   14,339

       MACHINERY AND EQUIPMENT NET                             2,735              0

       OTHER ASSETS
             Patent cost                                         515              0
                                                         ------------     ----------
       TOTAL OTHER ASSETS                                        515              0
                                                         ------------     ----------
             TOTAL ASSETS                               $      7,772     $   14,339
                                                         ============     ==========

                                      F-2



                        BEACH COUCH INC., AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       LIABILITIES & STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------

                                                                               1999              1998
                                                                               ----              ----
       CURRENT LIABILITIES
          Accounts payable - trade                                       $     3,192      $          0
          Income taxes payable                                                     0                850
          Other short-term loans                                               1,400
          Stockholder loan                                                     2,000              1,500
                                                                           ----------       ------------
       TOTAL CURRENT LIABILITIES                                               6,592              2,350
                                                                           ----------       ------------

              TOTAL LIABILITIES                                          $     6,592       $      2,350

       STOCKHOLDERS' EQUITY

            Preferred Stock, $.0001 par value, 20,000,000 shares
                 authorized, none issued and outstanding                           0                  0
            Common stock, $.0001 par value, 50,000,000 shares
                 authorized, 4,222,750 and 100,000 issued and                    422             18,220
                 outstanding for 1999 and 1998, respectively.
            Adittional paid-in capital                                        30,888                 90
            Stock subscriptions receivable                                         0               (390)
            Retained earnings (deficit)                                      (30,130)                 0
            Deficit accumulated in the development stage                                         (5,931)
                                                                           ----------       ------------
       TOTAL STOCKHOLDERS' EQUITY                                              1,180             11,989
                                                                           ----------       ------------
               TOTAL LIABILITIES AND
                          STOCKHOLDERS' EQUITY                            $    7,772       $     14,339
                                                                           ==========       ============






                        BEACH COUCH, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999 AND
              FOR THE PERIOD FROM JUNE 4, 1998 TO DECEMBER 31, 1998

-----------------------------------------------------------------------------------------------------------

                                                                              1999                   1998
                                                                              ----                   ----
             REVENUES
                 Revenues                                            $      17,786       $        315
                                                                       ------------        -----------
                  TOTAL NET REVENUES                                        17,786                315

             COST OF SALES

                 COST                                                       16,960                684
                                                                       ------------        -----------
                 TOTAL COST OF SALES                                        16,960                684
                                                                       ------------        -----------
             GROSS PROFIT (LOSS)                                               826               (369)
             OPERATING EXPENSES                                             23,921              4,712
                                                                       ------------        -----------
             NET OPERATING INCOME                                          (23,095)            (5,081)

             OTHER INCOME (EXPENSES)
                  Depreciation expense                                        (304)                 0
                  Income tax expense                                          (800)              (850)
                                                                       ------------        -----------
                   TOTAL OTHER INCOME (EXPENSES)                            (1,104)              (850)

                      NET INCOME/ (LOSS)                            $      (24,199)      $     (5,931)
                                                                       ============        ===========

             WEIGHTED AVERAGE SHARES OUTSTANDING                         3,330,140          4,074,202
                                                                       ------------        -----------
             NET LOSS PER COMMON SHARE                              $       (0.007)       $    (0.001)
                                                                       ============        ===========




                        BEACH COUCH, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FROM INCEPTION (JUNE 4, 1998) TO DECEMBER 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
            DECEMBER 31, 1998        COMMON      STOCK    ADDITIONAL     STOCK TO         STOCK         RETAINED         TOTAL
                                     SHARES     AMOUNT     PAID-IN      BE ISSUED     SUBSCRIPTIONS     EARNINGS     STOCKHOLDERS'
                                                           CAPITAL                      RECEIVABLE      (DEFICIT)        EQUITY
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 4, 1998              $      0       $  0     $     0       $     0            $   0       $      0              $0

Common stock issued for
   purchases of subsidiary          100,000         10          90                              0                            100

Prodeeds Received on Stock
   to be issuied                                                          17,820                0                         17,820

Common stock to be issued
   to company directors                                                      390             (390)             0               0

Net loss for year                                                                                         (5,931)         (5,931)
                               --------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998          100,000        $10         $90       $18,210            ($390)       ($5,931)        $11,989

Common stock issued                 222,750         22      17,798       (17,820)                                              0

Common stock issued               3,900,000        390                      (390)             390                            390

Additional paid-in Capital                                  13,000                                                        13,000

Net loss for year                                                                                        (24,199)        (24,199)
                               --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999       $4,222,750       $422     $30,888       $     0             $  0       $(30,130)        $ 1,180
                               ==================================================================================================




                        BEACH COUCH INC., AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------------------
                                                                                        1999                  1998
                                                                                        ----                  ----
          CASH FLOWS FROM OPERATING ACTIVITIES

          Net loss                                                              $           (24,199)  $           (5,931)
          Adjustments to reconcile net loss to cash used in operations:
               Depreciation expense                                                             304                    0
               Increase in Accounts Receivable                                               (2,225)                   0
               Decrease in Inventory                                                          1,669               (3,109)
               Increase in accounts payable & income tax payable                              2,342                  850
               Increase in Stockholder and other short-term loans                             1,900                1,600
                                                                                  ------------------    -----------------
               NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             (20,209)              (6,590)

          CASH FLOWS FROM INVESTING ACTIVITIES
               Acquisition of property and equipment                                         (3,039)                   0
               Investment in Patent                                                            (515)                   0
                                                                                  ------------------    -----------------
               NET CASH USED BY INVESTING ACTIVITIES                                         (3,554)                   0

          CASH FLOWS FROM FINANCING ACTIVITIES
               Contributions by investors                                                    13,390               17,820
               Dividends paid                                                                     0                    0
                                                                                  ------------------    -----------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                     13,390               17,820
                                                                                  ------------------    -----------------
              NET INCREASE (DECREASE) IN CASH                                               (10,373)              11,230

              CASH AT BEGINNING OF YEAR                                                      11,230                    0
                                                                                  ------------------    -----------------
              CASH AT END OF YEAR                                               $               857               11,230
                                                                                  ==================    =================




                        BEACH COUCH, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED DECEMBER 31, 1999 & 1998



A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Beach Couch, Inc., a Delaware corporation (the Company) was incorporated on June 4, 1998. The Company has developed a unique, low to the ground, two-person beach chair, and plans to sale directly to the public and through distributors.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Beach Couch, Inc., and its wholly owned subsidiary, California Beach Couch, Inc., which was incorporated in California on May 19, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure or contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all investments with a maturity of three months or less to be cash equivalents.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of materials and labor.

EARNINGS PER SHARE

Earnings per share are provided in accordance with Statement of Financial Accounting Standards No.128 (FAS No. 128) Earnings Per Share. Due to the Company's simple capital structure, with only common stock outstanding, only basic earnings per share is presented. Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding plus the weighted average of common stock to be issued during the period. In 1998, the Company recorded a stock issuance of 3,900,000 for a receivable of $390. The receivable was paid in January 1999. These shares were included in earnings per share for the period, ended December 31, 1998 and 1999.

                        BEACH COUCH, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED DECEMBER 31, 1999 & 1998



ACCOUNTING FOR BUSINESS COMBINATIONS

The acquisition of California Beach Couch, Inc. was recorded as a purchase in accordance with Accounting Principle Board Opinion No. 16 (APB No. 16) Business Combinations. The operating results of the acquired entity are included in the Company's consolidated financial statements from the date of acquisition.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

C.  STOCKHOLDERS EQUITY:

On June 5, 1998, the Board of Directors authorized the issuance of 400,000 common shares at $.08 per share through a Section 504 (Reg. D) offering. As of December 31, 1998, the Company had received cash for 222,750 shares but such shares had not been issued. Cash received on common stock to be issued is presented as Stock to be issued on the accompanying consolidated balance sheet. The stock issuance was completed in 1999. Also in 1999 there was an additional 3,900,000 shares issued. Stockholders also contributed an additional 13,000 in 1999.

D.  RELATED PARTY TRANSACTIONS:

A stockholder of the Company is also a stockholder  of EFM Venture Group,  Inc.,
(EFM). Included in other short term loans at December 31, 1999, is $800 of expenses EFM paid on behalf of the Company.

                        BEACH COUCH, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED DECEMBER 31, 1999 & 1998



E.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes and interest during the period ended December 31, 1999 were as follows:

             Income taxes               $ 850
             Interest                      -0-


F.  INCOME TAXES:

The Company's total deferred tax asset at December 31, 1999 is as follows:

            Net operating loss carryforward         $6,901
            Valuation allowance                     (6,901)
                                                    ------
                                                    $  -0-
                                                    ======

The Company has a net operating loss caryforward of $30,130 which, if not utilized, will completely expire in 2014. It is reasonably possible that the Company's estimate of valuation allowance will change.

G.  MACHINERY & EQUIPMENT:

A summary of property and equipment and the related depreciation expense is as follows:

     Machinery & Equipment         $3,039
     Accumulated Depreciation        (304)
                                  --------
     Net                            2,735
                                  ========

Total depreciaton expense for 1999 was $304.

H.  RESTATEMENT:

Subsequent to March 4, 1999, it was discovered that the date of authorization by the Board of Directors and the subsequent signing of stock purchase agreements by certain directors of the Company had been reported in error as December 1, 1998. On June 5, 1998, the Board of Directors authorized and purchased 3,900,000 common shares at par value of $.0001 or $390. The Company had not yet received payment nor issued the shares as of December 31, 1998, and accordingly, had recorded Subscriptions Receivable and Stock to be Issued for the $390. This restatement had no effect on income taxes. Subsequent to year-end, subscription receivables were paid in full and the common stock was issued, as reflected in year ended December 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

           The Company's prior accountant retired from active practice in the area of securities filings and, therefore, the Company was required to retain another accountant. The Company had no disagreements with its prior accountant.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


  A. The Directors and Officers of the Company, all of whose terms will expire one year from their election, or at such a time as their successors shall be elected and qualified are as follows:


      NAME AND ADDRESS             AGE      POSITION                DATE ELECTED

      Edward F. Myers III           31      President and Director     6/5/98
      9031 Rosedale Dr.
      Spring Valley, Ca 91977

      Dal N. R. Grauer              53      Secretary and Director     6/5/98
      4190 Bonita Rd. #105
      Bonita, CA 91902

      J. Michael Page               53      Director                   6/5/98
      4190 Bonita Rd. #105
      Bonita, CA 91902

     Gary A. Stannell               45      Director                   6/5/98
     4190 Bonita Rd. #105
     Bonita, CA 91902

B. Resumes of the Directors and Officers of the Company are:

MR. EDWARD F. MYERS III has served as President and a Director of the Company since June 5, 1998. Since 1987, he has operated Myers Painting, a sole proprietorship. Mr. Myers is a licensed contractor in the State of California. He is an experienced hang gliding pilot whose product is of a similar tubular construction as the Company product. . Mr. Myers is an experienced entrepreneur who has produced many inventions and formed new companies. In 1997 he formed Call On- Line, Inc. which developed one of the first publicly available Internet access machines. In 1998 he formed Digital Sign Corporation which developed a sign for parking lots which could be controlled via cellular phone.


MR. DAL N. R. GRAUER has held the position of Corporate Secretary and Director of the Company since June 5, 1998. From January 1994 to August of 1995 he was employed by FCN Financial Services, Inc. in the area of stockholder relations. Between Augus 1995 and December 1998 he was employed by Airstar Technologies, Inc. where he was also corporate secretary and a Director. Airstar Technologies is a public company in the telecommunications field. At Airstar he was involved in corporate finance and investors relations. Since the end of 1998 he has not been employed. Airstar Technologies Inc. filed for a Chapter 11 reorganization on October 13, 1998 in the U.S. Bankruptcy Court in the city of Riverside in the County of Riverside, California. Airstar Technologies remains in Chapter 11 as of the date of this filing.


J. MICHAEL PAGE has been a director of the Company since June 5, 1998. For the last five years Mr. Page has been a self employed business consultant, consulting in the area of corporate structure and finance.

GARY A. STANNELL has been a Director of the Company since June 5, 1998. Between 1993 and 1995 he was employed by Autogas Propane Ltd. He was in charge of merchandising and supply of products for the Provence of British Columbia, Canada. Since 1995. Mr. Stannell has been President and CEO of Stannell Petroleum Ltd.("Stannell Ltd"). Stannell Ltd is a supplier of Marine and Aviation fuels. Stannell Ltd operates a truck stop and fueling facility at the Vancouver International Airport located in Richmond, B.C., Canada.


ITEM 10. EXECUTIVE COMPENSATION

A. None of the officers or directors receives or has received any remuneration from the Company

B. There is no annuity, pension or retirements benefit proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

C. No remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director under any plan which is presently existing. No options have been granted. The Company has not decided when and in what circumstances it will start paying officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of December 31, 1999, of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock.

    Name and Address         Amount and Nature of              Percent Ownership
    of Beneficial            Beneficial Ownership
       Owner

       Edward F. Myers III            125,000                                3.1
       J. Michael Page              1,925,000                               48.1
       Edward F. Myers II           1,900,000                               47.5
       Dal N.R. Grauer                 25,000                                 .6
       Gary A. Stannell                25,000                                 .6


Unless otherwise indicated, the named party is believed to be the sole owner and has sole voting control of the shares set forth in the above table. Based on 4,222,750 outstanding shares on December 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 5, 1998 the Company issued 100,000 shares of its common stock to its president Edward F. Myers III for all the outstanding stock of California Beach Couch, Inc. The Company's board of directors valued this transaction at $100 which was based on the out-of -pocket expenses of Mr. Myers in the formation of the CBC.

On June 5, 1998 the company  issued  25,000 shares of its common stock to Edward
F. Myers III, J. Michael Page, Dal N.R. Grauer and Gary A. Stannell, respectively, for par value ($2.50 each).

On June 5, 1998 the Company issued 1,900,000 of its common stock to Edward F. Myers II for $190.

On June 5, 1998 the Company issued 1,900,000 shares of its common stock to J. Michael Page for $190.

ITEM 13. EXHIBITS , LISTS AND REPORTS ON 8-K

No reports were filed on Form 8-K during the last quarter of the period covered by this report.


  3.(i) Articles of Incorporation

  3.(ii) By-Laws

  23.1 Consent of Auditor

  27.1 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BEACH COUCH, INC.






  Dated: March 29, 2000                 /s/ EDWARD F. MYERS
                                      --------------------------
                                        EDWARD F. MYERS, III
                                             President