Form 10QSB
period 2000-03-31
BEACH COUCH INC
filed 2000-06-14
CIK 1066059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

   [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________

                         Commission file number: 0-25747


                                BEACH COUCH, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                          DELAWARE                                              33-0812709
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)


                 94 RUE DE LAUSANNE, CH1202, GENEVA, SWITZERLAND
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                011-41-22-9000000
                           ---------------------------
                           (issuer's telephone number)


                  4190 BONITA ROAD, SUITE 105, BONITA, CA 91902
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF JUNE 9, 2000, THE ISSUER HAD 42,227,500 SHARES OF COMMON STOCK, $.0001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS.

         Beach Couch, Inc. and Subsidiary
         March 31, 2000 and 1999                                                                   2

         INDEPENDENT ACCOUNTANT'S REPORT                                                          F-1

         CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of
                  March 31, 2000 and 1999                                                      F-2 - F-3

                  Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2000 and 1999                              F-4

                  Consolidated Statements of Changes in Stockholders' Equity for
                  the period from June 4, 1998 (date of inception) to
                  March 31, 2000                                                                  F-5

                  Consolidated Statements of Cash Flows
                  for the periods ended March 31, 2000 and 1999                                   F-6

                  Notes to Consolidated Financial Statements                                   F-7 - F-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                      3

PART II - OTHER INFORMATION                                                                        4


SIGNATURES                                                                                         6

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.





                        BEACH COUCH, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A PROFESSIONAL CORPORATION)

Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                         Certified Public Accountants




To the Board of Directors of
Beach Couch, Inc. and Subsidiary:

We have reviewed the accompanying balance sheets of Beach Couch, Inc. and subsidiary (collectively, the Company) as of March 31, 2000 and 1999 and the related statements of income, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beach Couch, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are not material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Armando C. Ibarra
---------------------------
Armando C. Ibarra, CPA



Chula Vista, CA
June 6, 2000

                        BEACH COUCH, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                     ASSETS

                                                            2000          1999
                                                           -------       -------
       CURRENT ASSETS
            Cash                                           $ 2,198       $ 9,257
                                                           -------       -------
       TOTAL CURRENT ASSETS                                  2,198         9,257


       FURNITURE AND EQUIPMENT NET
            Machinery and Equipment                              0           460
                                                           -------       -------

       TOTAL FURNITURE AND EQUIPMENT NET                         0           460

       OTHER ASSETS

            Investment in Subsidiary                             0           615
                                                           -------       -------
       TOTAL OTHER ASSETS                                        0           615

                                                           -------       -------
             TOTAL ASSETS                                  $ 2,198       $10,332
                                                           =======       =======

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                        BEACH COUCH, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                            2000        1999
                                                                          --------    --------
       CURRENT LIABILITIES:
            Stockholder loan                                              $      0    $  1,500
                                                                          --------    --------
       TOTAL CURRENT LIABILITIES                                                 0       1,500

                                                                          --------    --------
              TOTAL LIABILITIES                                                  0       1,500

       STOCKHOLDERS' EQUITY:
       Preferred Stock, $.0001 par value, 20,000,000 shares
          authorized, none issued and outstanding
       Common Stock, $.0001 par value, 50,000,000 shares
          authorized, $4,222,750 and 100,000 issued and
          outstanding for 2000 and 1999, respectively                          422          10
            Additional Paid-in Capital                                      17,888          90
            Stock to be Issued                                                   0      10,947
            Retained Earnings (Deficit)                                    (16,112)     (2,215)
                                                                          --------    --------
       TOTAL STOCKHOLDERS' EQUITY                                            2,198       8,832

                                                                          --------    --------
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                       $  2,198    $ 10,332
                                                                          ========    ========

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                        BEACH COUCH, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                 2000          1999
                                                                             -----------    -----------
             REVENUES
                 REVENUES                                                    $         0    $     1,486
                                                                             -----------    -----------
                 TOTAL NET REVENUES                                                    0          1,486

             COST OF SALES
                 COST                                                                  0            553
                                                                             -----------    -----------
                 TOTAL COST                                                            0            553
                                                                             -----------    -----------
             GROSS PROFIT                                                              0            933

             GENERAL & ADMINISTRATIVE EXPENSES                                       211          3,148
                                                                             -----------    -----------

             OPERATING INCOME (LOSS)                                                (211)        (2,215)

             OTHER INCOME (EXPENSES)
                  Gain on sale of subsidiary stock holdings                        9,062              0
                  Operating losses by subsidiary                                  (7,187)             0
                                                                             -----------    -----------
                   TOTAL OTHER INCOME (EXPENSES)                                   1,875              0

                                                                             -----------    -----------
                      NET INCOME/ (LOSS)                                     $     1,664    $    (2,215)
                                                                             -----------    -----------

             Weighted Average Common Shares Outstanding                        4,222,750        100,000
                                                                             -----------    -----------
             Earnings (losses) Per Share                                     $    0.0004    $   (0.0222)
                                                                             ===========    ===========

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                         BEAH COUCH, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FROM INCEPTION (JUNE 4, 1998) TO MARCH 31, 2000


------------------------------------------------------------------------------------------------------------------------------------
            DECEMBER 31, 1998            COMMON          STOCK    ADDITIONAL     STOCK TO       STOCK       RETAINED       TOTAL
                                         SHARES         AMOUNT     PAID-IN      BE ISSUED   SUBSCRIPTIONS   EARNINGS   STOCKHOLDERS'
                                                                   CAPITAL                    RECEIVABLE    (DEFICIT)      EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 4, 1998                           0         $0          $0            $0             $0           $0            $0
Common stock issued for
   purchases of subsidiary                100,000         10          90                            0                        100
Prodeeds received on stock
   to be issued                                                                 17,820              0                     17,820
Common stock to be issued
   to company directors                                                            390           (390)           0             0
Net loss for year                                                                                           (5,931)       (5,931)
                                 ---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                100,000        $10         $90       $18,210          ($390)     ($5,931)      $11,989
Common stock issued                       222,750         22      17,798       (17,820)                                        0
Common stock issued                     3,900,000        390                      (390)           390                        390
Additional paid-in capital                                        13,000                                                  13,000
Net loss for year                                                                                          (24,199)      (24,199)
                                 ---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999              4,222,750        422      30,888             0              0      (30,130)        1,180
                                 ---------------------------------------------------------------------------------------------------
Record sale of subsidiary                                        (13,000)                                   12,354          (646)
Net income for the quarter ended
   3/31/2000                                                                                                 1,664         1,664
                                 ---------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                 4,222,750        422      17,888             0              0      (16,112)        2,198
                                 ===================================================================================================

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                        BEACH COUCH INC., AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                            2000       1999
                                                                          --------   --------
          CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income (loss)                                               $  1,664   $ (2,215)
          Adjustments to reconcile net loss to cash used in operations:
               Decrease in investment in subsidiary                            100          0
                                                                          --------   --------
               NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              1,764     (2,215)

          CASH FLOWS FROM INVESTING ACTIVITIES
               Acquisition of property and equipment                             0        460
                                                                          --------   --------
               NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  0        460

          CASH FLOWS FROM FINANCING ACTIVITIES
               Contributions by investors                                        0     11,012
                                                                          --------   --------
               NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  0     11,012
                                                                          --------   --------
              NET INCREASE (DECREASE) IN CASH                                1,764      9,257
              CASH AT BEGINNING OF YEAR                                        434          0
                                                                          --------   --------
              CASH AT END OF YEAR                                         $  2,198   $  9,257
                                                                          ========   ========

                 SEE ACCOMPANYING NOTES AND ACCOUNTANT'S REPORT

                        BEACH COUCH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 & 1999

A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Beach Couch, Inc., a Delaware corporation (the Company) was incorporated on June 4, 1998. Through its subsidiary (California Beach Couch) the Company developed a unique, low to the ground, two-person beach chair, and planned to sale directly to the public and through distributors.

In an action taken by The Company's majority shareholders, effective March 6, 2000, the Company sold its wholly owned subsidiary (California Beach Couch) to Mr. Edward F. Myers III. In a subsequent event dated April 26, 2000 (Note F) The Company acquired 100% of the outstanding stock of ELAWCHINA.COM.

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

ACCOUNTING FOR BUSINESS COMBINATIONS

The acquisition of California Beach Couch, Inc. was recorded as a purchase in accordance with Accounting Principle Board Opinion No. 16 (APB No. 16) Business Combinations. The disposition of California Beach Couch, Inc. was handled as an equity method transaction.

                        BEACH COUCH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 & 1999

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

D.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes and interest during the period ended March 31, 2000 were as follows:

             Income taxes               $ 800
             Interest                      34

                        BEACH COUCH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 & 1999

E.  INCOME TAXES:

The Company's total deferred tax asset at March 31, 2000 is as follows:

            Net operating loss carryforward        $ 2,417
            Valuation allowance                     (2,417)
                                                   -------
                                                   $  -0-

The Company has a net operating loss caryforward of $16,112 which, if not utilized, will completely expire in 2014. It is reasonably possible that the Company's estimate of valuation allowance will change.

F.  SUBSEQUENT EVENT:

On April 26, 2000 the Company executed an Agreement and Plan of Reorganization with Elawchina.com, Inc. This wholly stock transaction resulted in Elawchina.com becoming a wholly owned subsidiary. Elawchina.com has an exclusive marketing contract with Beijing Elawchina Network Technology Co., to develop subscription service marketing programs for access to the English translation pages of the Elawchina.com web pages. Beijing Elawchina Network Technology Co. has developed the only interactive English/Chinese translation of the Chinese legal database.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

         The Company had no operations during the periods covered by this report.

         Effective March 6, 2000, the Company's wholly owned subsidiary, California Beach Couch, Inc. (the "Subsidiary") was sold to Edward F. Myers III for the total sum of $5,000 by resolution of a majority of shareholders. At the time of the transaction, Mr. Myers was president and a Director of the Company and the Subsidiary and was not one of the majority shareholders who voted on the shareholder resolution. The purchase price was determined by arms length negotiations between Mr. Myers and the majority shareholders.

         Subsequent to the period covered by this report, the following occurred:

         The Board of Directors of the Company approved a ten (10) to one (1) forward stock split effective April 4, 2000. All of the Company's shareholders of record as April 3, 2000 received ten shares of common stock for each share held. Approval of the Company's shareholders was not required for the forward stock split.

         On April 26, 2000, the Company executed an Agreement and Plan of Reorganization with Elawchina.com, Inc. ("Elaw") and certain stockholders of Elaw pursuant to which 100% of the 20,000,000 issued and outstanding shares of Elaw's common stock held by certain stockholders are to be exchanged on a one for one share basis for an aggregate of 20,000,000 shares of restricted common stock of the Company. By virtue of the reorganization, Elaw becomes a subsidiary of the Company, and the Company will continue to operate through its newly acquired subsidiary.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES

         The Board of Directors of the Company approved a ten (10) to one (1) forward stock split effective April 4, 2000. All of the Company's shareholders of record as April 3, 2000 received ten shares of common stock for each share held. An amendment to the Company's Articles of Incorporation was not required regarding this forward stock split.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Effective March 6, 2000, the Company's wholly owned subsidiary, California Beach Couch, Inc.( the "Subsidiary") was sold to Edward F. Myers III for the total sum of $5,000 by resolution of a majority of the shareholders. At the time of the transaction, Mr. Myers was president and a Director of the Company and the Subsidiary and was not one of the majority shareholders who voted on the shareholder resolution. The purchase price was determined by arms length negotiations between Mr. Myers and the majority shareholders

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description

         2.1 Agreement and Plan of Reorganization between the Company, Elawchina.com, Inc. and the individual shareholders of Elawchina.com, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

         3.1 Articles of Incorporation of Company and Amendments (Incorporated by reference to the Company's Form 10-SB (Commission File No. 0-25747.)

         3.2 Bylaws (Incorporated by reference to the Company's Form 10-SB (Commission File No. 0-25747.)

         10.1 International Distribution Agreement between Beijing Elawchina Network Technology Co., Ltd. and Elawchina.com, Inc. dated March 14, 2000 (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

         27       Financial Data Schedule.  (Filed herewith.)

(b)      Reports on Form 8-K

         (1) On March 10, 2000, the Company filed a current report on Form 8-K announcing the resignation of its certified public accountants and the disposition of its wholly owned subsidiary. On March 1, 2000, the Company was notified that that its certifying accountant, Harlan & Boettger, LLP would not be available to stand for re-election at it next annual shareholders meeting. It was the Company's understanding that Harlan & Boettger, LLP no longer does audits for publicly traded companies. Effective March 6, 2000, the Company's wholly owned subsidiary, California Beach Couch, Inc. (the "Subsidiary") was sold to Edward F. Myers III for the total sum of $5,000 by resolution of a majority of the shareholders. At the time of the transaction, Mr. Myers was president and a Director of the Company and the Subsidiary and was not one of the majority shareholders who voted on the shareholder resolution. The purchase price was determined by arms length negotiations between Mr. Myers and the majority shareholders.

         (2) The Company filed a current report on Form 8-K/A dated May 1, 2000 containing a letter from the Company's former certified public accountants, Harlan & Boettger, LLP ("H&B"), certifying that there were no disagreements between the Company and H&B regarding accounting principals or disclosures upon their resignation as the Company's accountants. Furthermore, H&B agree with the content of Item 4 on Form 8-K filed on March 10, 2000.

         (3) On May 5, 2000, the Company filed a current report on Form 8-K to announce the closing of the acquisition of Elawchina. com, Inc. ("Elaw"), a British Virgin Islands corporation, and the resulting change in control of the Company. Elaw provides a method to help overseas lawyers understand and enter the Chinese legal market. Elaw has entered into an exclusive worldwide marketing contract with Beijing Elawchina Network Technology Co., Ltd. to develop subscription service marketing programs for access to the English translation pages of the Elaw web pages.

         On April 26, 2000, the Company executed an Agreement and Plan of Reorganization with Elaw and certain stockholders of Elaw pursuant to which 100% of the 20,000,000 issued and outstanding shares of Elaw's common stock held by certain stockholders are to be exchanged on a one for one share basis for an aggregate of 20,000,000 shares of restricted common stock of the Company. By virtue of the reorganization, Elaw becomes a subsidiary of the Company, and the Company will continue to operate through its newly acquired subsidiary.

         In connection with the acquisition of Elaw, all of the former directors and officers of the Company resigned their positions. The new directors and officers consist of Roland Shi as Chairman, CEO and a Director; Benny Li as Secretary, Treasurer and a Director; and Michael A.J. Harrop as a Director. Mr. Harrop is also acting as President until the next meeting of the Board of Directors, at which time he will resign from that position.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BEACH COUCH, INC.

                                       By: /s/ Michael Harrop
                                          ------------------------------------
                                          Michael Harrop, President and
                                          Chief Financial and Accounting Officer

Date: June 14, 2000

                                  EXHIBIT INDEX

       NUMBER                   BRIEF DESCRIPTION
       ------                   -----------------
         2.1      Agreement and Plan of Reorganization between the Company,
                  Elawchina.com, Inc. and the individual shareholders of
                  Elawchina.com, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26,
                  2000 and filed May 5, 2000.)

         3.1      Articles of Incorporation of Company and Amendments
                  (Incorporated by reference to the Company's Form 10-SB
                  (Commission File No. 0-25747.)

         3.2      Bylaws (Incorporated by reference to the Company's Form 10-SB
                  (Commission File No. 0-25747.)

         10.1     International Distribution Agreement between Beijing Elawchina
                  Network Technology Co., Ltd. and Elawchina.com, Inc. dated
                  March 14, 2000 (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

         27       Financial Data Schedule.  (Filed herewith.)