Form 10QSB
period 2000-06-30
BEACH COUCH INC
filed 2000-08-18
CIK 1066059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to ______________

       Commission file number: 0-25747

                                BEACH COUCH, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

           DELAWARE                                       33-0812709
-------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 15, 2000, THE ISSUER HAD 26,902,500 SHARES OF COMMON STOCK, $.0001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX




PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS.

         Beach Couch, Inc. and Subsidiary
         June 30, 2000 and 1999                                                                   F-1

         CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets                                                  F-2 - F-3

                  Consolidated Statements of Operations                                           F-4

                  Consolidated Statements of Changes in Stockholders' Equity                      F-5

                  Consolidated Statements of Cash Flows                                           F-6

                  Notes to Consolidated Financial Statements                                   F-7 - F-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                      2


PART II - OTHER INFORMATION                                                                        3


SIGNATURES                                                                                         5

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.












                        BEACH COUCH, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

================================================================================






                        BEACH COUCH, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                     ASSETS


                                                               2000       1999
                                                             -------     -------
CURRENT ASSETS

     Cash                                                    $ 2,198     $ 5,729
     Accounts receivable                                           0       3,150
     Inventory                                                     0       3,109
                                                             -------     -------
TOTAL CURRENT ASSETS                                           2,198      11,988


FURNITURE AND EQUIPMENT, NET
     Machinery and Equipment                                       0       2,937
                                                             -------     -------
TOTAL FURNITURE AND EQUIPMENT, NET                                 0       2,937


                                                             -------     -------
      TOTAL ASSETS                                           $ 2,198     $14,925
                                                             =======     =======

           SEE ACCOUNTANT'S REPORT AND NOTES TO FINANCIAL STATEMENTS

                        BEACH COUCH, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                             2000        1999
                                                           --------    --------

CURRENT LIABILITIES:

     Accounts payable                                      $  2,000    $ 11,072
     Income tax payable                                           0         850
     Stockholder loan                                             0       1,500
                                                           --------    --------
TOTAL CURRENT LIABILITIES                                     2,000      13,422
                                                           --------    --------
       TOTAL LIABILITIES                                      2,000      13,422

STOCKHOLDERS' EQUITY:

Preferred Stock, $.0001 par value, 20,000,000 shares
   authorized, none issued and outstanding
Common Stock, $.0001 par value, 50,000,000 shares
   authorized, $4,222,750 and 100,000 issued and
   outstanding for 2000 and 1999, respectively                  422      18,220

     Additional Paid-in Capital                              17,888          90
     Stock Subscription Receivable                                0        (390)
     Retained Earnings (Deficit)                            (18,112)    (16,417)
                                                           --------    --------
TOTAL STOCKHOLDERS' EQUITY                                      198       1,503
                                                           --------    --------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                               $  2,198    $ 14,925
                                                           ========    ========

           SEE ACCOUNTANT'S REPORT AND NOTES TO FINANCIAL STATEMENTS

                        BEACH COUCH, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations


                                                     FOR THE SIX MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                ---------------------------------       --------------------------------
                                                JUNE 30, 2000       JUNE 30, 1999       JUNE 30, 2000      JUNE 30, 1999
                                                -------------       -------------       -------------      -------------
REVENUES:
Sales                                            $         0         $     4,636         $         0         $     3,150

     Cost of Sales                                         0               3,469                   0               2,916
                                                 -----------         -----------         -----------         -----------

     Gross Profit                                          0               1,167                   0                 234

     General and Administrative Expenses
                                                       2,211              11,551               2,000               8,403
                                                 -----------         -----------         -----------         -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES                2,211              11,551               2,000               8,403
                                                 -----------         -----------         -----------         -----------



OPERATING LOSS
     Other Income (Expenses)                          (2,211)            (10,384)             (2,000)             (8,169)
     Depreciation expense                                  0                (102)                  0                (102)
     Gain on sale of subsidiary stock
        holdings                                       9,062                   0                   0                   0
     Operating losses by subsidiary                   (7,187)                  0                   0                   0
                                                 -----------         -----------         -----------         -----------

     TOTAL OTHER INCOME (EXPENSES)                     1,875                (102)                  0                (102)
                                                 -----------         -----------         -----------         -----------



NET (LOSS)                                       $      (336)        $   (10,486)        $    (2,000)        $    (8,271)
                                                 ===========         ===========         ===========         ===========

Net loss per share                               $     (0.00)        $     (0.10)        $     (0.00)        $     (0.08)
                                                 ===========         ===========         ===========         ===========

Weighted average shares used for net loss
    per share                                      4,222,750             100,000           4,222,750             100,000
                                                 ===========         ===========         ===========         ===========

           SEE ACCOUNTANT'S REPORT AND NOTES TO FINANCIAL STATEMENTS

                        BEACH COUCH, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FROM INCEPTION (JUNE 4, 1998) TO JUNE 30, 2000

                                                                                          ADDITIONAL
                                                       COMMON             STOCK            PAID-IN            STOCK TO
    DECEMBER 31, 1998                                  SHARES             AMOUNT           CAPITAL           BE ISSUED
    -----------------                                ----------         ----------        ----------         ----------
BALANCE, JUNE 4, 1998                                         0                  0                 0                  0

Common stock issued for purchases of                    100,000                 10                90
  subsidiary

Proceeds received on stock to be issued                                                                          17,820

Common stock to be issued to company                                                                                390
  directors

Net loss for year
                                                     ----------         ----------        ----------         ----------

BALANCE, DECEMBER 31, 1998                              100,000                 10                90             18,210
                                                     ----------         ----------        ----------         ----------
Common stock issued                                     222,750                 22            17,798            (17,820)

Common stock issued                                   3,900,000                390                                 (390)

Additional paid-in capital                                                                    13,000

Net loss for year
                                                     ----------         ----------        ----------         ----------
BALANCE, DECEMBER 31, 1999                            4,222,750                422            30,888                  0
                                                     ----------         ----------        ----------         ----------


Record sale of subsidiary                                                                    (13,000)
Net income for the six months ended 6/30/2000
                                                     ----------         ----------        ----------         ----------

BALANCE, JUNE 30, 2000                                4,222,750                422            17,888                  0
                                                     ==========         ==========        ==========         ==========




                                                        STOCK             RETAINED           TOTAL
                                                    SUBSCRIPTIONS         EARNINGS       STOCKHOLDERS'
       DECEMBER 31, 1998                              RECEIVABLE          (DEFICIT)         EQUITY
       -----------------                            -------------        ----------     ---------------
BALANCE, JUNE 4, 1998                                         0                   0                   0

Common stock issued for purchases of                          0                                     100
  subsidiary

Proceeds received on stock to be issued                       0                                  17,820

Common stock to be issued to company                       (390)                                      0
  directors

Net loss for year                                                            (5,931)             (5,931)
                                                     ----------          ----------          ----------

BALANCE, DECEMBER 31, 1998                                 (390)             (5,931)             11,989
                                                     ----------          ----------          ----------

Common stock issued                                                                                   0

Common stock issued                                         390                                     390

Additional paid-in capital                                                                       13,000

Net loss for year                                                           (24,199)            (24,199)
                                                     ----------          ----------          ----------

BALANCE, DECEMBER 31, 1999                                    0             (30,130)              1,180
                                                     ----------          ----------          ----------


Record sale of subsidiary                                                    12,354                (646)
Net income for the six months ended 6/30/200                                   (336)               (336)
                                                     ----------          ----------          ----------

BALANCE, JUNE 30, 2000                                        0             (18,112)                198
                                                     ==========          ==========          ==========

            SEE ACCOUNTANT'S REPORT AND NOTES TO FINANCIAL STATEMENTS

                        BEACH COUCH, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows


                                                         FOR THE SIX MONTHS ENDED                   FOR THE THREE MONTHS ENDED
                                                    ----------------------------------          -----------------------------------
                                                    JUNE 30, 2000        JUNE 30, 1999          JUNE 30, 2000         JUNE 30, 1999
                                                    -------------        -------------          -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                         $       (336)         $    (10,486)         $     (2,000)         $     (8,271)

     Depreciation expense                                     --                   102                    --                   102
   (INCREASE) DECREASE IN ASSETS:
     Accounts receivable                                      --                (3,150)                   --                (3,150)
     Decrease in investment in subsidiary                    100                    --                    --                    --
   INCREASE (DECREASE) IN LIABILITIES
     Accounts payable                                      2,000                11,072                 2,000                10,370

                                                    ------------          ------------          ------------          ------------
NET CASH USED IN OPERATING ACTIVITIES                      1,764                (2,462)                   --                  (949)
                                                    ============          ============          ============          ============

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment and improvements                   --                (3,039)                   --                (2,579)

                                                    ------------          ------------          ------------          ------------
NET CASH USED IN INVESTING ACTIVITIES                         --                (3,039)                   --                (2,579)
                                                    ============          ============          ============          ============


                                                    ------------          ------------          ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     --                    --                    --                    --
                                                    ============          ============          ============          ============

NET INCREASE (DECREASE) IN CASH                            1,764                (5,501)                   --                (3,528)

CASH AT BEGINNING OF PERIOD                                  434                11,230                 2,198                 9,257

                                                    ------------          ------------          ------------          ------------
CASH AT END OF PERIOD                               $      2,198          $      5,729          $      2,198          $      5,729
                                                    ============          ============          ============          ============




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Year for:

     Interest (Net of amount capitalized)           $             -    $             -    $             -     $             -
                                                       =============      =============      =============       =============

     Income Taxes                                   $             -    $             -    $             -     $             -
                                                       =============      =============      =============       =============

            SEE ACCOUNTANT'S REPORT AND NOTES TO FINANCIAL STATEMENTS

                        BEACH COUCH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2000 & 1999

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

                        BEACH COUCH, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2000 & 1999


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

D.  INCOME TAXES:

The Company's total deferred tax asset at June 30, 2000 is as follows:

            Net operating loss carryforward         $2,417
            Valuation allowance                     (2,417)
                                                    ------
                                                    $ -0-

The Company has a net operating loss carryforward of $16,112 which, if not utilized, will completely expire in 2014. It is reasonably possible that the Company's estimate of valuation allowance will change.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

         The Company had no operations during the period covered by this report. However, during the period covered by this report, the following events occurred:

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

         On June 29, 2000, the Company and Elawenglish.com, formerly Elawchina.com, ("Elaw") amended the Plan and Agreement of Reorganization (the "Amendment"). Under the terms of the Amendment, the 20,000,000 shares of common stock to be issued to the Elaw shareholders in exchange for 100% issued and outstanding common stock of Elaw were cancelled, and instead 100,000 shares of common stock of the Company were issued. As a result of the Amendment, the acquisition of Elaw is not deemed to involve a significant amount of assets and therefore proforma financial information and financial statements of Elaw were not required.

         Also on June 29, 2000, the Company executed an Agreement and Plan of Reorganization with VIPC Corporation, a Delaware corporation, ("VIPC") and certain stockholders of VIPC, to which 80% of the issued and outstanding shares of common stock of VIPC (20,000,000 shares), held by ten persons were exchanged on a one share for one share basis for an aggregate 20,000,000 shares of the restricted common stock of the Company. By virtue of the reorganization, VIPC became a subsidiary of the Company and the Company will operate through VIPC. Additionally, in connection with the acquisition of VIPC, a change in control of the management of the Company occurred.

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

         On April 26, 2000, the Board of Directors authorized the issuance of an aggregate of 20,000,000 shares of common stock in connection with the acquisition of Elawchina.com. As a result of the subsequent amendment to the terms of the acquisition, the Board rescinded its previous resolution and instead authorized the issuance of an aggregate of 100,000 shares of common stock to the three selling shareholders of Elawchina.com, Inc. However, these shares have not yet been issued by the Company's independent transfer agent and therefore are not reflected in the total number of issued and outstanding shares. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On June 29, 2000, the Board of Directors authorized the issuance of 20,000,000 shares of common stock to ten persons in connection with the acquisition of VIPC Corporation. However, these shares have not yet been issued by the Company's independent transfer agent and therefore are not reflected in the total number of issued and outstanding shares. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On August 1, 2000, an aggregate of 15,325,000 shares of common stock were cancelled by and with the consent of a former shareholder of the Company. Cancellation of an additional 19,000,000 shares by two other former shareholders is currently pending.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None.

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

         2.2 Amendment to Agreement and Plan of Reorganization between Beach Couch, Inc., Elawchina.com, Inc., and the individual shareholders of Elawchina.com, Inc., dated June 29, 2000 (Incorporated by reference to Exhibit 2.2 of the Company's current report on Form 8-K/A, dated April 26, 2000 and filed July 14, 2000.)

         2.3 Agreement and Plan of Reorganization between Beach Couch, Inc., VIPC Corporation and individual shareholders of VIPC Corporation, dated June 29, 2000 (Incorporated by reference to
                  Exhibit 2.3 of the Company's current report on Form 8-K dated June 29, 2000 and filed July 14, 2000.)

         3.1 Articles of Incorporation of the Company and Amendments (Incorporated by reference to the Company's Form 10-SB (Commission File No. 0-25747).)

         3.2 Bylaws (Incorporated by reference to the Company's Form 10-SB (Commission File No. 0-25747).)

         10.1 International Distribution Agreement between Beijing Elawchina Network Technology Co., Ltd. and Elawchina.com, Inc. dated March 14, 2000 (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

         10.2 Amendment to International Distribution Agreement between Beijing Elawchina Network Technology Co., Ltd. and Elawchina.com, Inc. dated June 29, 2000 (Incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K/A, dated April 26, 2000 and filed July 14, 2000.)

         27       Financial Data Schedule.  (Filed herewith.)

(b)      Reports on Form 8-K

         On July 14, 2000, the Company filed a current report on Form 8-K/A to report that the Company and Elawenglish.com, formerly Elawchina.com, ("Elaw") amended the Plan and Agreement of Reorganization (the "Amendment") dated June 29, 2000. Under the terms of the Amendment, the 20,000,000 shares of common stock to be issued to the Elaw shareholders in exchange for 100% issued and outstanding common stock of Elaw were cancelled, and instead 100,000 shares of common stock of the Company were issued. As a result of the Amendment, the acquisition of Elaw is not deemed to involve a significant amount of assets and therefore proforma financial information and financial statements of Elaw were not required.

         On July 14, 2000, the Company filed a current report on Form 8-K to report that it executed an Agreement and Plan of Reorganization (the "Agreement") with VIPC Corporation, a Delaware corporation, ("VIPC") and certain stockholders of VIPC, to which 80% of the issued and outstanding shares of common stock of VIPC (20,000,000 shares), held by ten persons were exchanged on a one share for one share basis for an aggregate 20,000,000 shares of the restricted common stock of the Company. By virtue of the reorganization, VIPC became a subsidiary of the Company and the Company will operate through VIPC. Additionally, in connection with the acquisition of VIPC, under the terms of the Agreement, a change in control of the management of the Company occurred.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BEACH COUCH, INC.


                                      By: /s/ Michael Harrop
                                        ------------------------------------
                                      Michael Harrop, President and Interim
                                      Chief Financial and Accounting Officer


Date: August 18, 2000

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

         2.2      Amendment to Agreement and Plan of Reorganization between
                  Beach Couch, Inc., Elawchina.com, Inc., and the individual shareholders of Elawchina.com, Inc., dated June 29, 2000
                  (Incorporated by reference to Exhibit 2.2 of the Company's current report on Form 8-K/A, dated April 26, 2000 and filed
                  July 14, 2000.)

         2.3      Agreement and Plan of Reorganization between Beach Couch,
                  Inc., VIPC Corporation and individual shareholders of VIPC
                  Corporation, dated June 29, 2000 (Incorporated by reference to
                  Exhibit 2.3 of the Company's current report on Form 8-K dated
                  June 29, 2000 and filed July 14, 2000.)

         3.1      Articles of Incorporation of the Company and Amendments
                  (Incorporated by reference to the Company's Form 10-SB
                  (Commission File No. 0-25747).)

         3.2      Bylaws (Incorporated by reference to the Company's Form 10-SB
                  (Commission File No. 0-25747).)

         10.1     International Distribution Agreement between Beijing Elawchina
                  Network Technology Co., Ltd. and Elawchina.com, Inc. dated
                  March 14, 2000 (Incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

         10.2     Amendment to International Distribution Agreement between
                  Beijing Elawchina Network Technology Co., Ltd. and
                  Elawchina.com, Inc. dated June 29, 2000 (Incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K/A, dated April 26, 2000 and filed July 14, 2000.)

         27       Financial Data Schedule. (Filed herewith.)