Form 10KSB/A
period 1999-12-31
VIPC COMMUNICATIONS INC
filed 2000-11-13
CIK 1066059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from: ____________ to ______________

                         Commission file number: 0-25747
                                                 -------



                            VIPC COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                         DELAWARE                                              33-0812709
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)

94 RUE DE LAUSANNE, CH1202, GENEVA, SWITZERLAND                                    N/A
----------------------------------------------------------------------------------------------------
   (Address of principal executive offices)                                     (Zip Code)

                  Issuer's telephone number: 011-41-22-9000000
                                             -----------------

                                BEACH COUCH, INC.
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: NONE
                                                               ----

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK
                                                               ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A-1 or any amendment to this Form 10-KSB/A-1. [ ]

         State issuer's revenues for its most recent fiscal year. $17,786.
                                                                  --------

         As of November 3, 2000 the aggregate market value of the voting stock held by non-affiliates, approximately 14,972,500 shares of Common Stock, was approximately $10,480,750 based on an average of the bid and ask prices of approximately $0.70 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of November 3, 2000 was 29,902,500 shares.

         DOCUMENTS INCORPORATED BY REFERENCE:        ___________.

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ]  No  [ X ]

                                     PART I
                                     ------

         On March 30, 2000, VIPC Communications, Inc., formerly Beach Couch, Inc., (the "Company") filed its Form 10-KSB, for fiscal year ended December 31, 1999 (the "Form 10-KSB") with the Securities and Exchange Commission (the "SEC"). Although all of the information contained in the Form 10-KSB was correct as of December 31, 1999, it was erroneously filed bearing the electronic signature of Edward F. Myers, III, as President of the Company. However, Mr. Myers had resigned his position in that capacity on March 20, 2000 before the filing of the Form 10-KSB. Michael Harrop was the President of the Company at the time the Form 10-KSB was filed with the SEC and the filing should have been made bearing Mr. Harrop's electronic signature. This Form 10-KSB/A-1 is being filed with the SEC as a corrective amendment. Additionally, in the interest of providing updated information, Items 9 and 11 are hereby amended in the interest of providing current information regarding the officers, directors and beneficial owners (over 5%) of the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         As of December 31, 1999, the information concerning the directors and executive officers as stated in the Form 10-KSB filed March 30, 2000 is correct. As of the date of filing this amended report, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors were, and are, as follows:

Name                 Age     Position                                  Director Since
---------------------------------------------------------------------------------------
Zhang Lebing         50      Chief Executive Officer and Director      June 29, 2000

Michael Harrop       54      President and Director                    March 20, 2000

Fan XinXiang         39      Treasurer and Director                    June 29, 2000

Benny Li             37      Secretary and Director                    April 26, 2000

         The Company's directors are elected at the annual meeting of stockholders, or via an appropriate shareholder consent, and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

         ZHANG LEBING has been Chairman of the Board and Chief Executive Officer of the Company since June 29, 2000. Mr. Zhang Lebing has 20 years of experience of IT technology and management. From 1996 to the present, he has worked with Internet networks and telecommunications in ChengDu Jiabin, China. From 1992 to 1996, he was involved in paging systems in Moscow and St. Petersburg, Russia. During the period of time from 1985 to 1989 he worked with computer testing and control systems in Sichuan, China. From 1980 to 1985, Zhang Lebing was involved in computer engineering applications at the ChengDu Institute of Computer Application, Chinese Academy of Science, ChengDu, China. During the period from 1990 to 1992, he was a visiting Scholar at the University of Regina, Saskatchewan, Canada and from 1977 to 1980, Zhang Lebing was an undergraduate at Nankai University, Tianjin, China studying Engineering Control.

         MICHAEL HARROP has been President and Director of the Company since March 20, 2000. Mr. Harrop is President of Harrop, Lees, Brown & Co. in Geneva Switzerland and for the past five years has been involved in venture capital activities. He is a director of Century Milestone S&T Co., Ltd., Advanced Lumitech, Inc. and Forlink Software Corporation, Inc. Mr. Harrop was educated at Cambridge University.

         FAN XINXIANG has been the Treasurer and Director of the Company since June 29, 2000. Ms. Fan Xinxiang has 10 years of marketing experience including working in Russia for 5 years and has accumulated extensive experience in developing overseas communications markets. From 1996 until the present, she has been involved in marketing in ISP (Internet) and IP Telephony in ChengDu Jiabin, China. Additionally from 1992 until 1996, she was involved in marketing and management with paging systems in Moscow and St. Petersburg, Russia. During the period from 1987 to 1995, she worked in the field of computer testing and control systems in Textile Systems in Sichuan, China. Lastly, from 1983 until 1986 Fan Xinxiang was involved in computer applications in a textile factory in Sichuan, China. She attended the University of Sichuan Televison from 1980 until 1983.

         BENNY LI has been Secretary and Director of the Company since April 26, 2000. Since 1997, Mr. Li has been the Beijing representative of Jason Investment, Inc. in Toronto Canada. From 1995 until 1997, he was the Beijing representative of HK Polstex Engineering, Inc. in Hong Kong. For the period covering 1989 to 1994, Mr. Li was the China representative of Margeta Investments, Inc. in Vancouver Canada

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Michael Harrop, by virtue of the unlimited personal guarantee accorded by him to Harrop & Cie. S.A., (formerly HF Trade & Finance S.A.) a Swiss venture capital company that became insolvent subsequent to having acted as guarantor of certain investments, underwent bankruptcy proceedings during 1994 in the District of Nyon, Switzerland. The bankruptcy procedure was closed without complaint or suit on December 22, 1995 by order of the President of the Tribunal of the District of Nyon, Switzerland.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of November 3, 2000, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group.

                                                                         Percent Owned
     Name and Address of                   Amount and Nature of         Beneficially and
        Beneficial Owner                   Beneficial Ownership            Of Record
             (3)                                   (1)                        (2)
  ----------------------------------------------------------------------------------------
     Zhang Lebing (4)                            3,750,000                   13.4%
     No. 1, Bei Jiao Chang Hou St.
     Chengdu, China

     Michael Harrop (4)(5)                         500,000                    1.8%
     94 Rue de Lausanne, CH1202
     Geneva, Switzerland

     Fan XinXiang (4)                            3,750,000                   13.4%
     No. 1, Bei Jiao Chang Hou St.
     Chengdu, China

     Benny Li (4)                                5,030,000                   18.0%
     1011 Building A
     Everbright ChangAn, No. 7
     JianGuoMenNei Dajie
     Beijing, China

     YNOT China, Inc.                            3,000,000                   10.7%
     116 Main Street, 2nd Floor
     Road Town, Tortola BVI

     All officers and directors of              13,030,000                   46.5%
     the Company as a group (four
     persons)

-----------------------

         (1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

         (2) Based upon 28,002,500 shares of Common Stock outstanding as of November 3, 2000.

         (3) Each individual named in the table is an officer or director of the Company.

         (4) All of the shares of Common Stock held by officers, directors and principal shareholders listed above are "restricted securities" and, as such, are subject to limitations on resale. The shares may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, under certain circumstances.

         (5) Includes shares of Common Stock held by Harrop, Lees, Brown & Co. of which Michael Harrop is the President and Director.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 10, 2000


                                             VIPC COMMUNICATIONS, INC.

                                             By:  /s/ Michael Harrop
                                                --------------------------------
                                                Michael Harrop, President, Chief
                                                Financial and Accounting Officer
                                                and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             By: /s/ Michael Harrop
                                                --------------------------------
                                                Michael Harrop, President, Chief
                                                Financial and Accounting Officer
                                                and Director

                                             Date:  November 10, 2000



                                             By: /s/ Zhang Lebing
                                                --------------------------------
                                                Zhang Lebing, Chief Executive
                                                Officer and Director

                                             Date:  November 10, 2000



                                             By: /s/ Fan XinXiang
                                                --------------------------------
                                                Fan XinXiang, Treasurer and
                                                Director

                                             Date:  November 10, 2000



                                             By: /s/ Benny Li
                                                --------------------------------
                                                Benny Li, Secretary and Director

                                             Date:  November 10, 2000