Form 10QSB
period 2000-09-30
VIPC COMMUNICATIONS INC
filed 2000-11-21
CIK 1066059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                For the quarterly period ended September 30, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________

                            Commission file number:

                            VIPC COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                             DELAWARE                                  33-0812709
---------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer
                                                                    Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 17, 2000, THE ISSUER HAD 29,902,500 SHARES OF COMMON STOCK, $.0001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999


                                      INDEX

PART I - FINANCIAL INFORMATION                                                                    PAGE
ITEM 1.  FINANCIAL STATEMENTS.                                                                    F-1

         INDEPENDENT ACCOUNTANT'S REPORT                                                          F-2

         CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of September 30, 2000 and 1999                F-3  -  F-4

                  Consolidated Statements of Operations for the Nine
                  Months Ended September 30, 2000 and 1999                                        F-5

                  Consolidated Statement of Changes in Stockholders Equity
                  for the period from June 4, 1998 (date of inception)
                  to September 30, 2000                                                           F-6

                  Consolidated Statements of Cash Flows for the periods ended
                  September 30,  2000 and 1999                                                    F-7

                  Notes to Consolidated Financial Statements                                  F-8  -  F-10

ITEM 2.  PLAN OF OPERATION                                                                         2

PART II - OTHER INFORMATION                                                                        4

SIGNATURES                                                                                         6

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            VIPC COMMUNICATIONS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A PROFESSIONAL CORPORATION)

Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                     Certified Public Accountants




To the Board of Directors of
VIPC Communications, Inc.

We have reviewed the accompanying balance sheets of VIPC Communications Inc. (formerly Beach Couch, Inc.) and subsidiaries (collectively, the Company) as of September 30, 2000 and 1999 and the related statements of income, changes in stockholders' equity, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VIPC Communications, Inc.

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


/s/ Armondo C. Ibarra
------------------------------------------
Armando C. Ibarra, CPA


Chula Vista, CA
November 17, 2000

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2000 AND 1999

                                                    ASSETS
                                                        2000              1999
                                                       ------            -------
CURRENT ASSETS
      Cash                                             $  198            $   685
      Accounts receivable                                                  5,882
      Inventory                                                              777
                                                       ------            -------

TOTAL CURRENT ASSETS                                      198              7,344


FURNITURE AND EQUIPMENT NET
      Machinery and Equipment                               0              2,937


                                                       ------            -------
TOTAL FURNITURE AND EQUIPMENT NET                           0              2,937

OTHER ASSETS

      Investment in Subsidiaries                        2,010                  0

                                                       ------            -------
TOTAL OTHER ASSETS                                      2,010                  0

                                                       ------            -------

      TOTAL ASSETS                                     $2,208            $10,281
                                                       ======            =======


                 See Accompanying Notes and Accountant's Report

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2000 AND 1999

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                              2000             1999
                                                            --------         --------
CURRENT LIABILITIES:
      Accounts payable                                      $  2,000         $ 12,937
      Income tax payable                                           0              850
      Stockholder loan                                             0            1,500
                                                            --------         --------
TOTAL CURRENT LIABILITIES                                      2,000           15,287


                                                            --------         --------
      TOTAL LIABILITIES                                        2,000           15,287

STOCKHOLDERS' EQUITY:

Preferred Stock, $.0001 par value, 20,000,000 shares
    authorized, none issued and outstanding
Common Stock, $.0001 par value, 50,000,000 shares
    authorized; 29,902,500 and 322,750 issued and
    outstanding for 2000 and 1999, respectively                2,990           18,220

      Additional Paid-in Capital                              17,330               90
      Stock to be Issued                                           0             (390)
      Retained Earnings (Deficit)                            (20,112)         (22,926)
                                                            --------         --------


TOTAL STOCKHOLDERS' EQUITY                                       208           (5,006)
                                                            --------         --------
      TOTAL LIABILITIES AND

      STOCKHOLDERS' EQUITY                                  $  2,208         $ 10,281
                                                            ========         ========



                 See Accompanying Notes and Accountant's Report

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE NINE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                     ----------------------------------     ----------------------------------
                                                     SEPT. 30, 2000      SEPT. 30, 1999     SEPT. 30, 2000      SEPT. 30, 1999
                                                     --------------      --------------     --------------      --------------
REVENUES:
     Sales                                            $          0         $  11,868         $          0         $   7,232

     Cost of Sales                                               0            10,821                    0             7,352
                                                      ------------         ---------         ------------         ---------

     Gross Profit                                                0             1,047                    0              (120)

     General and Administrative Expenses                     4,211            17,940                2,000             6,389
                                                      ------------         ---------         ------------         ---------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                      4,211            17,940                2,000             6,389

OPERATING LOSS                                              (4,211)          (16,893)              (2,000)           (6,509)

OTHER INCOME (EXPENSES)
     Depreciation & amortization expense                         0              (102)                   0                 0
     Gain on sale of subsidiary stock holdings               9,062                 0                    0                 0
     Operating losses by subsidiary                         (7,187)                0                    0                 0
                                                      ------------         ---------         ------------         ---------
     TOTAL OTHER INCOME (EXPENSES)                           1,875              (102)                   0                 0
                                                      ------------         ---------         ------------         ---------


NET (LOSS)                                            $     (2,336)        $ (16,995)        $     (2,000)        $  (6,509)
                                                      ============         =========         ============         =========

Net loss per share                                    $     (0.000)        $  (0.098)        $     (0.000)        $  (0.037)
                                                      ============         =========         ============         =========

Weighted average shares used
     for net loss per share                             16,926,780           174,250           16,926,780           174,250
                                                      ============         =========         ============         =========

                 See Accompanying Notes and Accountant's Report

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FROM INCEPTION (JUNE 4, 1998) TO SEPTEMBER 30, 2000

-------------------------------------------------------------------------------------------------------------------------------
         DECEMBER 31, 1998             COMMON         STOCK     ADDITIONAL   STOCK TO      STOCK       RETAINED      TOTAL
                                       SHARES         AMOUNT     PAID-IN     BE ISSUED  SUBSCRIPTIONS  EARNINGS   STOCKHOLDERS'
                                                                 CAPITAL                 RECEIVABLE    (DEFICIT)     EQUITY
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 4, 1998                          0     $     0     $      0     $      0     $   0       $      0     $      0
Common stock issued for purchases
    of subsidiary                        100,000          10           90                      0                         100

    Proceeds received on stock to
    be issued                                                                   17,820         0                      17,820

    Common stock to be issued to
    company directors                                                              390      (390)             0            0

Net loss for year                                                                                        (5,931)      (5,931)
                                     -----------     -------     --------     --------     -----       --------     --------
BALANCE, DECEMBER 31, 1998               100,000     $    10     $     90     $ 18,210     ($390)      ($ 5,931)    $ 11,989

Common stock issued                      222,750          22       17,798      (17,820)                                    0

Common stock issued                    3,900,000         390                      (390)      390                         390

Additional paid-in capital                                         13,000                                             13,000

Net loss for year                                                                                       (24,199)     (24,199)

                                     -----------     -------     --------     --------     -----       --------     --------
BALANCE, DECEMBER 31, 1999             4,222,750         422       30,888            0         0        (30,130)       1,180
                                     -----------     -------     --------     --------     -----       --------     --------

Record sale of subsidiary                                         (13,000)                               12,354         (646)

Stock split at ten for one            38,004,750       3,800       (3,800)                                                 0

Issuance for ELAWCHINA                   100,000          10                                                              10

Issuance for VIPC Corporation         20,000,000       2,000                                                           2,000

Cancellation of shares               (32,425,000)     (3,243)       3,243                                                  0

Net loss for the nine months
  ended 9/30/00                                                                                          (2,336)      (2,336)

                                     -----------     -------     --------     --------     -----       --------     --------
BALANCE, SEPTEMBER 30, 2000           29,902,500       2,990       17,330            0         0        (20,112)         208
                                     ===========     =======     ========     ========     =====       ========     ========

                 See Accompanying Notes and Accountant's Report

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE NINE MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                       ------------------------------   ------------------------------
                                                       SEPT. 30, 2000  SEPT. 30, 1999   SEPT. 30, 2000  SEPT. 30, 1999
                                                       --------------  --------------   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         NET  LOSS                                        $(2,336)        $(16,995)        $ (2,000)       $(6,509)
            Depreciation expense                               --              102               --             --
         (INCREASE) DECREASE IN ASSETS :
            Accounts receivable                                --           (5,882)              --         (2,732)
            Decrease in inventory                              --            2,332               --          2,332
            Decrease in investment in subsidiary              100               --               --             --
         INCREASE (DECREASE) IN LIABILITIES :
            Accounts payable & taxes payable                2,000           12,937               --          1,865
                                                          -------         --------         --------        -------
NET CASH USED IN OPERATING ACTIVITIES                        (236)          (7,506)          (2,000)        (5,044)
                                                          =======         ========         ========        =======

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of equipment and improvements             --           (3,039)              --             --
                                                          -------         --------         --------        -------
NET CASH USED IN INVESTING ACTIVITIES                          --           (3,039)              --             --
                                                          =======         ========         ========        =======

                                                          -------         --------         --------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      --               --               --             --
                                                          =======         ========         ========        =======

NET INCREASE (DECREASE) IN CASH                              (236)         (10,545)          (2,000)        (5,044)

CASH AT BEGINNING OF PERIOD                                   434           11,230            2,198          5,729

                                                          -------         --------         --------        -------
CASH AT END OF PERIOD                                     $   198         $    685         $    198        $   685
                                                          =======         ========         ========        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid During the Year for:
         Interest (Net of amount capitalized)             $    --         $     --         $     --        $    --
                                                          =======         ========         ========        =======
         Income Taxes                                     $    --         $     --         $     --        $    --
                                                          =======         ========         ========        =======

                 See Accompanying Notes and Accountant's Report

                   VIPC COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY BEACH COUCH, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Beach Couch, Inc., a Delaware corporation (the Company) was incorporated on June 4, 1998. Through a subsidiary (California Beach Couch, Inc.) the Company had developed a unique, low to the ground, two-person beach chair, and planned to sale directly to the public and through distributors.

In an action taken by The Company's majority shareholders, effective March 6, 2000, the Company sold its wholly owned subsidiary (California Beach Couch) to Mr. Edward F. Myers III. Thus, the Company began exploring other business opportunities. On July 25, 2000 the Company voted to adopt a change of the name of the corporation. The name was changed to VIPC Communications, Inc. and the appropriate filings were submitted with the state of Delaware and the Securities Exchange Commission.

On April 26, 2000 the Company executed an Agreement and Plan of Reorganization with Elawchina.com, Inc. This wholly stock transaction resulted in Elawchina.com becoming a wholly owned subsidiary. Elawchina.com will sell, market, and distribute non-Chinese translations of the contents of Beijing Elawchina's legal educational and consulting information network.

On June 29, 2000 the Company executed an Agreement and Plan of Reorganization with VIPC Corporation. This wholly stock transaction resulted in The Company owning 80% of the outstanding stock of VIPC Corporation. VIPC (the subsidiary) is a partner in a joint venture formed to exploit certain international telecommunications opportunities in Asia.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include VIPC Communications, Inc. and its subsidiaries, VIPC Corporation and Elawchina.com. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                   VIPC COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY BEACH COUCH, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

B.  ACQUISITIONS:

On June 5, 1998, the Company authorized the issuance of 100,000 shares of its common stock with a par value of $.0001 to acquire 100% of the outstanding shares of California Beach Couch, Inc. valued at $100 by the Board of Directors. The purchase of shares has been recorded using the purchase method of accounting. At the date of the transaction, California Beach Couch, Inc. had no assets or liabilities.

B.  ACQUISITIONS (CONTINUED):

At the date of acquisition, the President of California Beach Couch, Inc. was also the President of the Company. Subsequently, the Company sold its shares in California Beach Couch, Inc. to a now former shareholder. Recently the Company has had other stock for stock acquisitions as outlined in Note 1.

C.  STOCKHOLDERS EQUITY:

On June 5, 1998, the Board of Directors authorized the issuance of 400,000 common shares at $.08 per share through a Section 504 (Reg. D) offering. As of December 31, 1998, the Company had received cash for 222,750 shares but such shares had not been issued. Cash received on common stock to be issued is presented as Stock to be issued on the accompanying consolidated balance sheet. The stock issuance was completed in 1999. Also in 1999 there was an additional 3,900,000 shares issued. Stockholders also contributed an additional 13,000 in 1999. In the current year the Company authorized a ten for one stock split. Also, In 2000 the Company issued stock for its acquisitions (see Note 1) and had some stock cancellations.

                   VIPC COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY BEACH COUCH, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


D.  INCOME TAXES:

The Company's total deferred tax asset at September 30, 2000 is as follows:

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

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

The following plan of operation should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

Plan of Operation

To date, VIPC Communications, Inc. ("VPCM") has not developed any products or provided services, but has recently entered into joint ventures with other companies currently providing or developing products and services.

Through these joint ventures, VPCM seeks to provide new, high value technologies to developing marketplaces worldwide. VPCM's initial focus is Voice over Internet Protocol ("VoIP") telecommunications services. VPCM's joint venture partner, ChengDu Jiabin Electronics Co. Ltd. ("Jiabin"), currently handles approximately 4,000,000 minutes of international telecommunications traffic.

VPCM plans to distinguish itself from competitors by being first-to-market. VPCM plans to achieve its first-to-market objective through strategic alliances and the acquisition of companies that have the necessary governmental approvals or existing business relationships in developing markets such as China, Thailand, Russia and South Korea. In addition, VPCM will select the most attractive markets with an existing customer base or the highest potential for immediate sales penetration.

The VoIP system planned by VPCM is only part of its strategy in China. VPCM recognizes that demand for communication services which exceed the capabilities of traditional copper wire transmissions is rapidly increasing in China. Demand for bandwidth consuming multimedia communications such as video-conferencing and an increasing number of network users requires a high-speed, high-volume communication network such as wireless IP.

There can be no assurance that VPCM will be able to continue as a going concern, or achieve material revenues and profitable operations. VPCM requires additional financing, and no assurances can be given that financing will be available to VPCM in the amounts required, or that, if available, will be on terms satisfactory to VPCM.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors, or regulatory authorities, (iii) statements of future economic performance, (iv) statements about plans of the Company or its management or Board of Directors to raise capital to fund the Company's business operations and its acquisitions, and (v) statements of assumptions underlying other statements and statements about the Company or its business. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES.

         On April 26, 2000, the Board of Directors authorized the issuance of an aggregate of 20,000,000 shares of common stock in connection with the acquisition of Elawchina.com. As a result of the subsequent amendment to the terms of the acquisition, the Board rescinded its previous resolution and instead on June 29, 2000 authorized the issuance of an aggregate of 100,000 shares of common stock to the three selling shareholders of Elawchina.com, Inc. In August, the transfer agent issued 100,000 shares of common stock to the three selling shareholders. The transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

         On June 29, 2000, the Board of Directors authorized the issuance of 20,000,000 shares of common stock to ten persons in connection with the acquisition of VIPC Corporation. These shares have been issued by the Company's independent transfer agent in August. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         By written consent in lieu of a meeting dated July 25, 2000, the holders of a majority of the outstanding common stock approved the adoption and implementation of an amendment to the Certificate of Incorporation to change the Company's name from Beach Couch, Inc. to VIPC Communications, Inc. (the "Amendment"). This action was sufficient to satisfy the applicable requirements of Delaware law that such actions were approved by the stockholders. Accordingly, the stockholders were not asked to take further action on the Amendment at any future meeting.

         Pursuant to Section 14C of the Securities Exchange Act of 1934, as amended, (the "Act"), an Information Statement was mailed to the stockholders and proxies were not solicited. The Information Statement was furnished solely for the purpose of informing the stockholders, in the manner required under the Act, of the action previously taken by the stockholders by written consent.

         On September 21, 2000, the Company filed the Amendment with the Office of the Delaware Secretary of State to change the name of the Company from Beach Couch, Inc. to VIPC Communications, Inc. The Amendment became effective at 4:00 p.m. on September 22, 2000.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description
                    ------------------------------------
         2.1        Agreement and Plan of Reorganization between the Company,
                    Elawchina.com, Inc. and the individual shareholders of
                    Elawchina.com, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26,
                    2000 and filed May 5, 2000.)

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

         3.3        Certificate of Incorporation, as amended on September 22, 2000, and currently in effect.
                    (Incorporated by reference to Exhibit 3.3 of the Company's current report on Form 8-K dated
                    November 9, 2000)

         3.4        Bylaws for VIPC Communications, Inc., as restated on October 9, 2000 (Incorporated by reference to Exhibit 3.4 of the Company's current report on Form 8-K dated November 9, 2000)

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

         27         Financial Data Schedule.  (Filed herewith.)


(b)      Reports on Form 8-K.

         On September 13, 2000, the Company filed a current report on Form 8-K/A-1 to provide the required financial statements regarding the acquisition of 80% of the issued and outstanding common stock of VIPC Corporation on June 29, 2000.

         On November 9, 2000, the Company filed a current report on Form 8-K to report that on August 25, 2000, an Information Statement was mailed to the Company's stockholders in connection with the prior approval by the Board of Directors and a majority of the stockholders of an amendment to the Certificate of Incorporation to change the name to VIPC Communications, Inc. (the "Amendment"). The holders of a majority of the outstanding shares of common stock of the Company approved the adoption and implementation of the Amendment by written consent in lieu of meeting in accordance with Delaware law. The Information Statement was furnished solely for the purpose of informing the stockholders, in the manner required under the Securities and Exchange Act of 1934, as amended. The Amendment became effective on September 22, 2000. Additionally, the Company's common stock was quoted on the OTC Bulletin Board under the new symbol "VPCM".

On November 10, 2000, the Company filed a current report on Form 8-K/A-2 to report that although all of the contained information in the current report on Form 8-K/A dated May 1, 2000 was correct, it was erroneously filed bearing the electronic signature of Edward F. Myers, III, as President of the Company. However, Mr. Myers had resigned his position in that capacity on March 20, 2000 before the filing of the Form 8-K/A. Michael Harrop was the President of the Company at the time the Form 8-K/A was filed with the Securities and Exchange Commission ("SEC") and the filing should have been made bearing his electronic signature. On November 13, 200, the Company filed a Form 10-KSB/A-1 with the SEC as a corrective amendment. Items 9 and 11 were amended in the interest of providing current information regarding the officers, directors and beneficial owners (over 5%) of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIPC COMMUNICATIONS, INC.


                                          By:  /s/ Michael Harrop
                                             -----------------------------------
                                          Michael Harrop, President and Interim
                                          Chief Financial and Accounting Officer

Date: November 21, 2000

                                  EXHIBIT INDEX

         NUMBER                 BRIEF DESCRIPTION
         2.1      Agreement and Plan of Reorganization between the Company,
                  Elawchina.com, Inc. and the individual shareholders of
                  Elawchina.com, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26,
                  2000 and filed May 5, 2000.)

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

         3.3      Certificate of Incorporation, as amended on September 22,
                  2000, and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company's current report on Form 8-K dated
                  November 9, 2000.)

         3.4      Bylaws for VIPC Communications, Inc., as restated on October 9, 2000
                  (Incorporated by reference to Exhibit 3.4 of the Company's current report on Form 8-K dated November 9, 2000.)

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