Form 10KSB
period 2000-12-31
VIPC COMMUNICATIONS INC
filed 2001-04-16
CIK 1066059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended December 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from: _____________ to _____________

                         Commission file number: 0-25747
                                                 -------

                            VIPC COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            DELAWARE                                                                       33-0812709
-----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                  (IRS Employer Identification No.)

94 RUE DE LAUSANNE, CH1202, GENEVA, SWITZERLAND                                                N/A
-----------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                    (Zip Code)

                  Issuer's telephone number: 011-41-22-9000000
                                             -----------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: NONE
                                                               ----

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, $.0001 PAR VALUE
------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $0.00

As of April 6, 2001 the aggregate market value of the voting stock held by non-affiliates, approximately 17,322,500 shares of Common Stock, was approximately $2,251,925 based on an average of the bid and ask prices of approximately $0.13 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of April 6, 2001 was 30,352,500 shares.

         Documents included by reference: None.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                                     PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS.

         Business Development

         VIPC Communications, Inc., formerly Beach Couch, Inc., (the "Company") is a Delaware corporation and was incorporated on June 4, 1998. On June 5, 1998, the Company acquired 100% of California Beach Couch, Inc. ("CBC") from Edward F. Myers III who was president of the Company. Through CBC, the Company had developed a unique, low to the ground, two-person beach chair, and planned to sell directly to the public and through distributors. Effective March 6, 2000, the CBC was sold to Mr. Myers for the total sum of $5,000 by resolution of a majority of shareholders. At the time of the transaction, Mr. Myers was President and Director of the Company and CBC and was not one of the majority shareholders who voted on the shareholder resolution. The Company then began exploring other business opportunities.

         On April 26, 2000, the Company executed an Agreement and Plan of Reorganization with Elawchina.com, Inc., a British Virgin Islands corporation, ("Elaw") and certain stockholders of Elaw pursuant to which 100% of the 20,000,000 issued and outstanding shares of Elaw's common stock held by certain stockholders are to be exchanged on a one for one share basis for an aggregate of 20,000,000 shares of restricted common stock of the Company. By virtue of the reorganization, Elaw became a wholly-owned subsidiary of the Company. Also, the former directors and officers resigned their positions and new directors and officers were appointed.

         On June 29, 2000, the Company and Elawenglish.com, formerly Elawchina.com, ("Elaw") amended the Plan and Agreement of Reorganization (the "Amendment") as a result of an amendment to a marketing contract between Elaw and Beijing Elawchina Network Technology Co., Ltd. ("Beijing Elawchina"). The amended marketing contract no longer provided Elaw an exclusive marketing license and Elaw no longer had the option to purchase 100% of the assets of Beijing Elawchina. Under the terms of the Amendment, the 20,000,000 shares of common stock to be issued to the Elaw shareholders in exchange for 100% issued and outstanding common stock of Elaw were cancelled, and instead 100,000 shares of common stock of the Company were issued.

         On June 29, 2000 the Company executed an Agreement and Plan of Reorganization with VIPC Corporation, a Delaware corporation, ("VIPC") and certain stockholders of VIPC, to which 80% of the issued and outstanding shares of common stock of VIPC (20,000,000 shares), held by ten persons were exchanged on a one share for one share basis for an aggregate 20,000,000 shares of the restricted common stock of the Company. By virtue of the reorganization, VIPC became a subsidiary of the Company and the Company will operate through VIPC. Also as a result of the reorganization, the former directors and officers resigned and the present directors and officers were appointed.

         By written consent in lieu of a meeting dated July 25, 2000, the holders of a majority of the outstanding common stock approved the adoption and implementation of an amendment to the Certificate of Incorporation to change the Company's name from Beach Couch, Inc. to VIPC Communications, Inc. Pursuant to
Section 14C of the Securities Exchange Act of 1934, as amended, (the "Act"), an Information Statement was mailed to the stockholders and proxies were not solicited. The Information Statement was furnished solely for the purpose of informing the stockholders, in the manner required under the Act, of the action previously taken by the stockholders by written consent. The name change of the Company to VIPC Communications, Inc. became effective on September 22, 2000.

         Business of Company

         To date, the Company has not developed any products or provided services, but has recently entered into joint ventures with other companies currently providing or developing products and services. Through these joint ventures, the Company seeks to provide new, high value technologies to developing marketplaces worldwide. The Company's initial focus is Voice over Internet Protocol ("VoIP") telecommunications services. The Company's joint venture partner, ChengDu Jiabin Electronics Co. Ltd. ("Jiabin"), currently handles approximately 4,000,000 minutes of international telecommunications traffic. Jaibin is one of the largest Internet Protocol ("IP") telephony providers in China. IP telephony provides a conceptual and technical framework for mixing voice and data traffic on connectionless network. In very simple terms, telephony allows the routing of normal phone calls, video and faxes across an IP network such as the Internet.

         The Company plans to distinguish itself from competitors by being first-to-market. It plans to achieve its first-to-market objective through strategic alliances and the acquisition of companies that have the necessary governmental approvals or existing business relationships in developing markets such as China, Thailand, Russia and South Korea. In addition, the Company will select the most attractive markets with an existing customer base or the highest potential for immediate sales penetration.

         The VoIP system planned by the Company is only part of its strategy in China. It recognizes that demand for communication services which exceed the capabilities of traditional copper wire transmissions is rapidly increasing in China. Demand for bandwidth consuming multimedia communications such as video-conferencing and an increasing number of network users requires a high-speed, high-volume communication network such as wireless IP.

         There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations. It requires additional financing, and no assurances can be given that financing will be available in the amounts required, or that, if available, will be on terms satisfactory to the Company.

         Employees

         The Company employs four officers as detailed in Part III.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Neither the Company nor its subsidiaries own any facilities or real property.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information

         The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "VPCM." Prior to September 22, 2000, the Company traded under the symbol "BCHH." There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

           The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

                                  Common Stock

                  Quarter Ended                          High Bid       Low Bid
                  -------------                         ----------     ----------

                  December 31, 2000                     $    2.125     $  0.15625

                  September 30, 2000                    $     5.50     $    1.625

                  June 30, 2000                         $    8.625     $   1.4375

                  March 31, 2000                        $    4.987     $     .125

         Prior to March 20, 2000, there was no public market for the Company's Common Stock.

(b)      Holders

         As of April 6, 2001 there were approximately 31 holders of record of the Company's Common Stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

(c)      Dividends

         To date, the Company has not paid any dividends on its common stock and does not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Board of Directors.

(d)      Recent Sales of Unregistered Securities

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

On June 29, 2000, the Board of Directors authorized the issuance of 20,000,000 shares of common stock to ten persons in connection with the acquisition of VIPC Corporation. This transaction was exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

VIPC Communications, Inc. ("VPCM") has not developed any products or provided services, but has recently entered into joint ventures with another company currently providing or developing products and services.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 7 and an index thereto commences on page F-1, which page follows this page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 10, 2000, the Company filed a current report on Form 8-K announcing the resignation of its certified public accountants. On March 1, 2000, the Company was notified that its certifying accountant, Harlan & Boettger, LLP ("H&B") would not be available to stand for re-election at it next annual shareholders meeting. It was the Company's understanding that H&B no longer completes audits for publicly-traded companies. The Company subsequently announced the appointment of Armando C. Ibarra as its certifying accountant.

The Company filed a current report on Form 8-K/A dated May 1, 2000 containing a letter from H&B, certifying that there were no disagreements between the Company and H&B regarding accounting principals or disclosures upon their resignation as the Company's accountants. During the past two years there were no adverse opinions or disclaimer of opinion, or modified as to uncertainty, audit scope, or accounting principles by H&B.

                   VIPC COMMUNICATIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER, 2000 AND 1999
                                 (U.S. DOLLARS)


      INDEX                                                                                              PAGE
      -----                                                                                              ----

      Independent Auditors Report                                                                         F-2

      Financial Statements

      Consolidated Balance Sheets                                                                         F-3

      Consolidated Statements of Operations                                                               F-5

      Consolidated Statements of Changes in Stockholders' Equity (Deficiency)                             F-6

      Consolidated Statements of Cash Flows                                                               F-7

      Notes to Consolidated Financial Statements                                                      F-8 - F-10

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A PROFESSIONAL CORPORATION)


Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                Certified Public Accountants


To the Board of Directors of
VIPC Communications, Inc.
(Formerly Beach Couch, Inc.)

                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of VIPC Communications, Inc. (Formerly Beach Couch, Inc.) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Armando C. Ibarra
Armando C. Ibarra, CPA

Chula Vista, Ca.
April 2,  2001

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                                 (U.S. DOLLARS)

ASSETS

                                                       YEAR ENDED       YEAR ENDED
                                                      DECEMBER 31,     DECEMBER 31,
                                                          2000             1999
                                                      ------------     ------------

         CURRENT ASSETS
             Cash                                     $        198     $        857
             Accounts receivable                                 0            2,225
             Inventory                                           0            1,440


             TOTAL CURRENT ASSETS                              198            4,522

         FIXED ASSETS
             Machinery and equipment net                         0            2,735
                                                      ------------     ------------

             TOTAL FIXED ASSETS                                  0            2,735

         OTHER ASSETS
             Investments in subsidiaries                     2,010                0
             Patent cost                                         0              515

                                                      ------------     ------------

             TOTAL OTHER ASSETS                              2,010              515

                   TOTAL ASSETS                       $      2,208     $      7,772
                                                      ============     ============


             See Auditor's Report and Notes to Financial Statements

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                                 (U.S. DOLLARS)


LIABILITIES & STOCKHOLDERS' EQUITY

                                                                        YEAR ENDED        YEAR ENDED
                                                                      DECEMBER 31,      DECEMBER 31,
                                                                              2000              1999
                                                                      ------------      ------------
         CURRENT LIABILITIES
             Accounts payable - trade                                 $      2,000             3,192
             Other short-term loans                                              0             1,400
             Stockholder loan                                                    0             2,000
                                                                      ------------      ------------

             TOTAL CURRENT LIABILITIES                                       2,000             6,592
                                                                      ------------      ------------

                   TOTAL LIABILITIES                                         2,000             6,592

         STOCKHOLDERS' EQUITY
             Preferred stock, $.0001 par value authorized
                 (20,000,000 shares authorized; none
                  issued and outstanding.)                                       0                 0
             Common stock $.0001 par value authorized
                 (50,000,000 shares authorized; issued and
                  outstanding: 28,002,500 and 4,222,750 shares
                  at December 31, 2000 and 1999, respectively)               2,800               422
             Additional paid-in capital                                     17,520            30,888
             Retained earnings (deficit)                                   (20,112)          (30,130)
                                                                      ------------      ------------

             TOTAL STOCKHOLDERS' EQUITY                                        208             1,180
                                                                      ------------      ------------

                    TOTAL LIABILITIES &
                                     STOCKHOLDERS' EQUITY             $      2,208      $      7,772
                                                                      ============      ============


             See Auditor's Report and Notes to Financial Statements

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (U.S. DOLLARS)

                                                                 YEAR ENDED        YEAR ENDED
                                                                DECEMBER 31,      DECEMBER 31,
                                                                    2000              1999
                                                                ------------      ------------

         REVENUES

             Revenues                                           $          0      $     17,786
                                                                ------------      ------------

             TOTAL REVENUES                                                0            17,786

         COST OF SALES

             Cost                                                          0            16,960
                                                                ------------      ------------

             TOTAL COST OF SALES                                           0            16,960
                                                                ------------      ------------

         GROSS PROFIT                                                      0               826

         GENERAL & ADMINISTRATIVE EXPENSES                             4,211            23,921
                                                                ------------      ------------
         OPERATING INCOME (LOSS)                                      (4,211)          (23,095)

         OTHER INCOME (EXPENSES)

             Depreciation expense                                          0              (304)
             Income tax expense                                            0              (800)
             Gain on sale of subsidiary stock holdings                 9,062                 0
             Operating losses by subsidiary                           (7,187)                0
                                                                ------------      ------------

             TOTAL OTHER INCOME (EXPENSES)                             1,875            (1,104)

         NET INCOME (LOSS)                                      $     (2,336)     $    (24,199)
                                                                ============      ============

         NET LOSS PER SHARE                                     $    (0.0001)     $    (0.0073)
                                                                ============      ============

         WEIGHTED AVERAGE SHARES USED
           FOR NET LOSS PER SHARE                                 16,926,780         3,330,140

             See Auditor's Report and Notes to Financial Statements

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FROM JUNE 4, 1998 (INCEPTION) THROUGH DECEMBER 31, 2000
                                 (U.S. DOLLARS)

                                                                           ADDITIONAL                           STOCK
                                         COMMON            STOCK            PAID-IN           STOCK TO       SUBSCRIPTIONS
        DECEMBER 31, 1998                SHARES            AMOUNT           CAPITAL          BE ISSUED        RECEIVABLE
        -----------------             ------------      ------------      ------------      ------------     -------------
BALANCE, JUNE 4, 1998                            0      $          0      $          0      $          0      $          0

Common stock issued for
  purchases of subsidiary                  100,000                10                90                                   0

Proceeds Received on Stock
  to be issued                                                                                    17,820                 0

Common stock to be issued
  to company directors                                                                               390              (390)

Net loss for the year ended
 December 31, 1998
                                      ------------      ------------      ------------      ------------      ------------

BALANCE, DECEMBER 31, 1998                 100,000                10                90            18,210              (390)
                                      ============      ============      ============      ============      ============

Common stock issued                        222,750                22            17,798           (17,820)

Common stock issued                      3,900,000               390                                (390)              390

Additional paid-in Capital                                                      13,000

Net loss for the year ended
 December 31, 1999
                                      ------------      ------------      ------------      ------------      ------------

BALANCE, DECEMBER 31, 1999               4,222,750               422            30,888                 0                 0
                                      ============      ============      ============      ============      ============

Record sale of subsidiary                                                     (13,000)

Stock split at ten for one              38,004,750             3,800           (3,800)

Issuance for ELAWCHINA                     100,000                10

Issuance for VIPC Corporation           20,000,000             2,000

Cancellation of shares                 (34,325,000)           (3,433)           3,433

Net loss for the year ended
 December 31, 2000
                                      ------------      ------------      ------------      ------------      ------------

 BALANCE, DECEMBER 31, 2000             28,002,500      $      2,800      $     17,520      $         --      $         --
                                      ============      ============      ============      ============      ============
                                       RETAINED           TOTAL
                                       EARNINGS        STOCKHOLDERS'
        DECEMBER 31, 1998              (DEFICIT)          EQUITY
        -----------------             ------------     -------------

BALANCE, JUNE 4, 1998                 $          0      $          0

Common stock issued for
  purchases of subsidiary                                        100

Proceeds Received on Stock
  to be issued                                                17,820

Common stock to be issued
  to company directors                           0                 0

Net loss for the year ended                 (5,931)           (5,931)
 December 31, 1998
                                      ------------      ------------

BALANCE, DECEMBER 31, 1998                  (5,931)           11,989
                                      ============      ============

Common stock issued                                                0

Common stock issued                                              390

Additional paid-in Capital                                    13,000

Net loss for the year ended
 December 31, 1999                         (24,199)          (24,199)
                                      ------------      ------------

BALANCE, DECEMBER 31, 1999                 (30,130)            1,180
                                      ============      ============

Record sale of subsidiary                   12,354              (646)

Stock split at ten for one                                         0

Issuance for ELAWCHINA                                            10

Issuance for VIPC Corporation                                  2,000

Cancellation of shares                                             0

Net loss for the year ended
 December 31, 2000                          (2,336)           (2,336)
                                      ------------      ------------

 BALANCE, DECEMBER 31, 2000           $    (20,112)     $        208
                                      ============      ============

             See Auditor's Report and Notes to Financial Statements

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (U.S. DOLLARS)

                                                                           YEAR ENDED        YEAR ENDED
                                                                          DECEMBER 31,      DECEMBER 31,
                                                                              2000              1999
                                                                          ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                  $     (2,336)     $    (24,199)
Adjustments to reconcile net loss to cash used in operations:
     Depreciation expense                                                            0               304
     Decrease/(increase) in Accounts Receivable                                  2,225            (2,225)
     Decrease in Inventory                                                       1,440             1,669
     (Decrease)/increase in accounts payable                                    (1,192)            2,342
     (Decrease)/increase in stockholder and other short-term loans              (3,400)            1,900
     (Increase) in investment in subsidiary                                       (646)                0
                                                                          ------------      ------------

     NET CASH (USED) BY OPERATING ACTIVITIES                                    (3,909)          (20,209)

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment                                       2,735            (3,039)
     Investment in Patent                                                          515              (515)
                                                                          ------------      ------------

     NET CASH USED BY INVESTING ACTIVITIES                                       3,250            (3,554)

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                          ------------      ------------

     Contributions by investors                                                      0            13,390
     Dividends paid                                                                  0                 0
                                                                          ------------      ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                       0            13,390


     NET INCREASE (DECREASE) IN CASH                                              (659)          (10,373)

     CASH AT BEGINNING OF YEAR                                                     857            11,230
                                                                          ------------      ------------

     CASH AT END OF YEAR                                                  $        198      $        857
                                                                          ============      ============

             See Auditor's Report and Notes to Financial Statements

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1.  OPERATIONS AND DESCRIPTION OF BUSINESS

         Organization

Beach Couch, Inc., a Delaware corporation (the Company) was incorporated on June 4, 1998. Through a subsidiary (California Beach Couch) the Company had developed a unique, low to the ground, two-person beach chair, and planned to sale directly to the public and through distributors.

In an action taken by The Company's majority shareholders, effective March 6, 2000, the Company sold its wholly owned subsidiary (California Beach Couch) to Mr. Edward F. Myers III. Thus, the Company began exploring other business opportunities. On July 25, 2000 the Company voted to adopt a change of the name of the corporation. The name was changed to VIPC Communications and the appropriate filings were submitted with the state of Delaware and the Securities Exchange Commission.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include VIPC Communications, Inc. and its subsidiaries, VIPC Corporation and Elawchina.com. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3.  ACQUISITIONS

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

                            VIPC COMMUNICATIONS, INC.
                          (FORMERLY BEACH COUCH, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 3.  ACQUISITIONS (CONTINUED)

At the date of acquisition, the President of California Beach Couch, Inc. was also the President of the Company. Subsequently, the Company sold its shares in California Beach Couch, Inc. to a now former shareholder. Recently the Company has had other stock for stock acquisitions as outlined in Note 1.

NOTE 4.  STOCKHOLDERS' EQUITY

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

NOTE 5.  INCOME TAXES

The Company's total deferred tax asset at December 31, 2000 is as follows:

                  Net operating loss carryforward                          $    3,017
                  Valuation allowance                                          (3,017)
                                                                           ----------
                                                                           $      -0-
                                                                           ==========

The Company has a net operating loss carryforward of $ 20,112 which, if not utilized, will completely expire in 2019. It is reasonably possible that the Company's estimate of valuation allowance will change.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Directors and Executive Officers of the Company. The directors and executive officers of the Company, their ages, positions in the Company, the dates of their election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

Name                          Age     Position                                           Director Since
----                          ---     --------                                           --------------

Zhang Lebing                  51      Chief Executive Officer and Director               June 29, 2000

Michael Harrop                55      President and Director                             March 20, 2000

Fan XinXiang                  40      Treasurer and Director                             June 29, 2000

Benny Li                      38      Secretary and Director                             April 26, 2000

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

         MICHAEL HARROP has been President and Director of the Company since March 20, 2000. Mr. Harrop is President of Harrop, Lees, Brown & Co. in Geneva Switzerland and for the past five years has been involved in venture capital activities. He is a director of Century Milestone S&T Co., Ltd. and Forlink Software Corporation, Inc. Mr. Harrop was educated at Cambridge University.

         FAN XINXIANG has been the Treasurer and Director of the Company since June 29, 2000. Ms. Fan Xinxiang has 10 years of marketing experience including working in Russia for 5 years and has accumulated extensive experience in developing overseas communications markets. From 1996 until the present, she has been involved in marketing in ISP (Internet) and IP Telephony in ChengDu Jiabin, China. Additionally from 1992 until 1996, she was involved in marketing and management with paging systems in Moscow and St. Petersburg, Russia. During the period from 1987 to 1995, she worked in the field of computer testing and control systems in Textile Systems in Sichuan, China. Lastly, from 1983 until 1986 Fan Xinxiang was involved in computer applications in a textile factory in Sichuan, China. She attended the University of Sichuan Television from 1980 until 1983.

         BENNY LI has been Secretary and Director of the Company since April 26, 2000. Since 1997, Mr. Li has been the Beijing representative of Jason Investment, Inc. in Toronto Canada. From 1995 until 1997, he was the Beijing representative of HK Polstex Engineering, Inc. in Hong Kong. For the period covering 1989 to 1994, Mr. Li was the China representative of Margeta Investments, Inc. in Vancouver Canada

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Involvement in Certain Legal Proceedings.

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the year ended December 31, 2000. Due to the reorganization none of the following individuals held positions with the Company prior to the year 2000, except for Mr. Harrop. Mr. Harrop and previous officers and directors of the Company did not receive any compensation from the Company from December 31, 1998 until the current officers and directors were appointed. None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2000, 1999 and 1998.

                           Summary Compensation Table

                                                               Annual Compensation
                                                     -----------------------------------------
              (a)                        (b)            (c)            (d)             (e)
             Name                                                                    Other
              And                        Year                                        Annual
           Principal                    Ended          Salary         Bonus       Compensation
           Position                    Dec. 31          ($)            ($)             ($)
           ---------                  ----------     ----------     ----------    ------------

Zhang Lebing, CEO, Chairman &               2000     $        0     $        0     $        0
Director

Michael Harrop, President &                 2000     $        0     $        0     $        0
Director

Fan XinXiang, Treasurer &                   2000     $        0     $        0     $        0
Director

Benny Li, Secretary &                       2000     $        0     $        0     $        0
Director

                                                                           Long Term Compensation
                                                     --------------------------------------------------------
                                                              Awards                Payouts
                                                     -------------------------     ----------
         (a)                             (b)            (f)            (g)            (h)            (i)
         Name                            Year        Restricted                                      All
         And                            Ended          Stock          Shares         LTIP           Other
      Principal                        December       Award(s)      Underlying      Payouts      Compensation
       Position                           31            ($)          Options          ($)            ($)
      ---------                       ----------     ----------     ----------     ----------    ------------

Zhang Lebing,  CEO,                         2000     $        0     $        0     $        0     $        0
Chairman & Director

Michael Harrop,                             2000     $        0     $        0     $        0     $        0
President & Director

Fan XinXiang,  Treasurer                    2000     $        0     $        0     $        0     $        0
& Director

Benny Li,  Secretary &                      2000     $        0     $        0     $        0     $        0
Director

Option/SAR Grants in Last Fiscal Year.

Because no options, stock appreciation rights or Long-Term Incentive Plans have been granted to any of the executive officers, the information and tables otherwise required by this item which relate to such forms of compensation have been omitted.

There are no written employment agreements with any of the Company's executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 9, 2001, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group.

                                                                       Percent Owned
              Name and Address of            Amount and Nature of     Beneficially and
                Beneficial Owner             Beneficial Ownership        Of Record
                      (3)                             (1)                   (2)
              -------------------            --------------------     ----------------

              Zhang Lebing (4)                    3,750,000             12.4%
              No. 1, Bei Jiao Chang Hou St.
              Chengdu, China

              Michael Harrop (4)(5)                 500,000              1.6%
              94 Rue de Lausanne, CH1202
              Geneva, Switzerland

              Fan XinXiang (4)                    3,750,000             12.4%
              No. 1, Bei Jiao Chang Hou St.
              Chengdu, China

              Benny Li (4)                        5,030,000             16.6%
              1011 Building A
              Everbright ChangAn, No. 7
              JianGuoMenNei Dajie
              Beijing, China

              YNOT China, Inc.                    3,000,000              9.9%
              116 Main Street, 2nd Floor
              Road Town, Tortola BVI

              All officers and directors of      13,030,000               43%
              the Company as a group (four
              persons)

----------

         (1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

         (2) Based upon 30,352,500 shares of Common Stock outstanding as of April 9, 2001.

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

         (5) Includes shares of Common Stock held by Harrop, Lees, Brown & Co. of which Michael Harrop is the President and Director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 29, 2000 authorized the issuance of an aggregate of 100,000 shares of common stock to the three selling shareholders of Elawchina.com, Inc ("Elaw"), including Elaw shareholder Benny Li, who subsequently became an officer and director of the Company. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On June 29, 2000, the Board of Directors authorized the issuance of 20,000,000 shares of common stock to ten shareholders of VIPC Corporation ("VIPC") in connection with the acquisition of VIPC, including VIPC shareholders Zhang Lebing, Michael Harrop, Fan XinXiang and Benny Li, who subsequently became officers and directors of the Company. This transaction was exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

List of Exhibits.

Exhibit
Number                           Description
-------                          -----------

2.1      Agreement and Plan of Reorganization between the Company,
         Elawchina.com, Inc. and the individual shareholders of Elawchina.com, Inc. ("Benny Li, Cocal, Inc. and Roland Shi") dated April 26, 2000
         (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

2.3      Agreement and Plan of Reorganization between Beach Couch, Inc. VIPC
         Corporation and individual shareholders of VIPC Corporation, dated June
         29, 2000 (Incorporated by reference to Exhibit 2.3 of the Company's current report on Form 8-K dated June 29, 2000 and filed July 14,
         2000.)

3.3 Certificate of Incorporation, as amended on September 22, 2000 and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company's current report on Form 8-K dated November 9, 2000.)

3.4      Restated Bylaws for VIPC Communications, Inc. as restated on October 9,
         2000 and currently in effect. (Incorporated by reference to Exhibit 3.4 of the Company's current report on Form 8-K dated November 9, 2000.)

10.2     International Distribution Agreement between Beijing Elawchina Network
         Technology Co., Ltd. and Elawchina.com, Inc. dated March 14, 2000
         (Incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

10.3     Amendment to International Distribution Agreement between Beijing
         Elawchina Network Technology Co., Ltd. and Elawchina.com, Inc. dated
         June 29, 2000 (Incorporated by reference to Exhibit 10.3 of the
         Company's current report on Form 8-K/A, dated April 26, 2000 and filed
         July 14, 2000.)

10.4 VIPC Communications, Inc. Stock Plan dated March 20, 2001 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-8 (file no. 333-57948 ) filed March 30, 2000.)

21.1 List of Subsidiaries of the Registrant as of March 31, 2001 (filed herewith).

b.       Reports on Form 8-K

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

         On November 10, 2000, the Company filed a current report on Form 8-K/A-2 to report that although all of the contained information in the current report on Form 8-K/A dated May 1, 2000 was correct, it was erroneously filed bearing the electronic signature of Edward F. Myers, III, as President of the Company. However, Mr. Myers had resigned his position in that capacity on March 20, 2000 before the filing of the Form 8-K/A. Michael Harrop was the President of the Company at the time the Form 8-K/A was filed with the Securities and Exchange Commission and the filing should have been made bearing his electronic signature.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 2001

                                             VIPC COMMUNICATIONS, INC.


                                             By:  /s/ Michael Harrop
                                                  ------------------------------
                                                  Michael Harrop, President,
                                                  Chief Financial and Accounting
                                                  Officer and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                             By: /s/ Michael Harrop
                                                 -------------------------------
                                                 Michael Harrop, President,
                                                 Chief Financial and Accounting
                                                 Officer and Director

                                             Date:   April 13, 2001



                                             By: /s/ Zhang Lebing
                                                 -------------------------------
                                                 Zhang Lebing, Chief Executive
                                                 Officer and Director

                                             Date:  April 13, 2001



                                             By: /s/ Fan XinXiang
                                                 -------------------------------
                                                 Fan XinXiang, Treasurer and
                                                 Director

                                             Date:  April 13, 2001



                                             By: /s/ Benny Li
                                                 -------------------------------
                                                 Benny Li, Secretary and
                                                 Director

                                             Date:  April 13, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

2.1      Agreement and Plan of Reorganization between the Company,
         Elawchina.com, Inc. and the individual shareholders of Elawchina.com, Inc. ("Benny Li, Cocal, Inc. and Roland Shi") dated April 26, 2000
         (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

2.3      Agreement and Plan of Reorganization between Beach Couch, Inc. VIPC
         Corporation and individual shareholders of VIPC Corporation, dated June
         29, 2000 (Incorporated by reference to Exhibit 2.3 of the Company's current report on Form 8-K dated June 29, 2000 and filed July 14,
         2000.)

3.3 Certificate of Incorporation, as amended on September 22, 2000 and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company's current report on Form 8-K dated November 9, 2000.)

3.4      Restated Bylaws for VIPC Communications, Inc. as restated on October 9,
         2000 and currently in effect. (Incorporated by reference to Exhibit 3.4 of the Company's current report on Form 8-K dated November 9, 2000.)

10.2     International Distribution Agreement between Beijing Elawchina Network
         Technology Co., Ltd. and Elawchina.com, Inc. dated March 14, 2000
         (Incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K dated April 26, 2000 and filed May 5, 2000.)

10.3     Amendment to International Distribution Agreement between Beijing
         Elawchina Network Technology Co., Ltd. and Elawchina.com, Inc. dated
         June 29, 2000 (Incorporated by reference to Exhibit 10.3 of the
         Company's current report on Form 8-K/A, dated April 26, 2000 and filed
         July 14, 2000.)

10.4 VIPC Communications, Inc. Stock Plan dated March 20, 2001 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-8 (file no. 333-57948 ) filed March 30, 2000.)

21.1 List of Subsidiaries of the Registrant as of March 31, 2001 (filed herewith).