Form 10QSB
period 2001-03-31
VIPC COMMUNICATIONS INC
filed 2001-05-22
CIK 1066059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


     For the transition period from ________________ to ____________________

                         Commission file number: 0-25747

                            VIPC COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                          DELAWARE                                             33-0812709
--------------------------------------------------------------     ---------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 21, 2001, THE ISSUER HAD 30,352,500 SHARES OF COMMON STOCK, $.0001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                    PAGE
                                                                                                  ----
ITEM 1.  FINANCIAL STATEMENTS.                                                                     F-1

         INDEPENDENT ACCOUNTANT'S REPORT                                                           F-2

         CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of  March 31, 2001 and 2000                       F-3

                  Consolidated Statements of Operations for the Three
                  Months Ended March 31, 2001 and 2000                                             F-4

                  Consolidated Statement of Changes in Stockholders Equity
                  (Deficit) for the period from June 4, 1998 (date of inception)
                  to March 31, 2001                                                                F-5

                  Consolidated Statements of Cash Flows for the periods ended
                  March 31,  2001 and 2000                                                         F-6

                  Notes to Consolidated Financial Statements                                       F-7

ITEM 2.  PLAN OF OPERATION                                                                         2

PART II - OTHER INFORMATION                                                                        3

SIGNATURES                                                                                         4

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                            VIPC COMMUNICATIONS, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                              MARCH 31, 2001 & 2000




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANT'S REPORT                                                         F-1

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of March 31, 2001 & 2000                               F-3

  Consolidated Statements of Operations  for the Three
  Months Ended March 31, 2001 and 2000                                                  F-4

  Consolidated Statement of Changes in Stockholders Equity (Deficit) for the
  period from June 4, 1998 (date of inception) to
  March 31, 2001                                                                        F-5

  Consolidated Statements of Cash Flows for the periods ended
  March 31, 2001 and 2000                                                               F-6

  Notes to Consolidated Financial Statements                                            F-7

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A PROFESSIONAL CORPORATION)


Armando C. Ibarra, C.P.A.                              Members of the California
Society of
Armando Ibarra, Jr., C.P.A.                                     Certified Public
Accountants




To the Board of Directors of
VIPC Communications, Inc.


We have reviewed the accompanying balance sheets of VIPC Communications Inc. (formerly Beach Couch, Inc.) and subsidiaries (collectively, the Company) as of March 31, 2001 and 2000, and the related statements of income, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VIPC Communications, Inc.

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



/s/ Armando C. Ibarra
----------------------
Armando C. Ibarra, CPA


Chula Vista, CA
May 11, 2001

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2001 AND 2000


       ASSETS
                                                                                        2001                    2000
                     CURRENT ASSETS

                           Cash                                                $               198      $             2,198


                     TOTAL CURRENT ASSETS                                                      198                    2,198


                     OTHER ASSETS

                           Investment in subsidiaries                          $             2,010      $                 0


                     TOTAL OTHER ASSETS                                                      2,010                        0


                           TOTAL ASSETS                                        $             2,208      $             2,198

   LIABILITIES &
STOCKHOLDERS' EQUITY
                     CURRENT LIABILITIES

                           Accounts payable                                    $             2,000      $                 0


                     TOTAL CURRENT LIABILITIES                                               2,000                        0


                     TOTAL LIABILITIES                                                       2,000                        0

                     STOCKHOLDERS' EQUITY

                          Preferred stock, $.0001 par value
                            20,000,000 shares authorized; -0- issued & outstanding               0                        0

                          Common stock $.0001 par value, 50,000,000
                            shares authorized (28,002,500 and 4,222,750
                            issued and outstanding as of March 31,
                            2001 and 2000, respectively)                                     2,800                      422
                          Additional paid-in capital                                        17,520                   17,888
                          Deficit accumulated during the
                            development stage                                              (20,112)                 (16,112)


                     TOTAL STOCKHOLDERS' EQUITY                                                208                    2,198

                            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $             2,208      $             2,198

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS            THREE MONTHS            JUNE 4, 1998
                                                                        ENDED                   ENDED                 (INCEPTION)
                                                                                                                        THROUGH
                                                                       MARCH 31,               MARCH 31,               MARCH 31,
                                                                         2001                    2000                    2001
         REVENUES

             Revenues                                                 $        0               $       0               $      0


         TOTAL REVENUES                                                        0                       0                      0


         GENERAL & ADMINISTRATIVE EXPENSES                                     0                     211                      0



         OPERATING INCOME (LOSS)                                      $        0               $   (211)               $      0



         OTHER INCOME (EXPENSES)
              Gain on sale of subsidiary holdings                              0                   9,062                  9,062
              Operating losses by subsidiary                                   0                 (7,187)                (7,187)


         TOTAL OTHER INCOME (EXPENSES)                                         0                   1,875                  1,875


         OPERATING INCOME (LOSS)                                      $        0               $   1,664                 $1,875




         NET LOSS PER SHARE                                           $        0               $       0


         WEIGHTED AVERAGE SHARES USED
           FOR NET LOSS PER SHARE                                     28,002,500               4,222,750

                            VIPC COMMUNICATIONS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FROM JUNE 4, 1998 (INCEPTION) THROUGH MARCH 31, 2001


                                     COMMON         STOCK      ADDITIONAL    STOCK TO      STOCK       RETAINED       TOTAL
                                     SHARES         AMOUNT      PAID-IN    BE ISSUED   SUBSCRIPTIONS   EARNINGS   STOCKHOLDERS'
                                                                CAPITAL                 RECEIVABLE    (DEFICIT)      EQUITY


BALANCE, JUNE 4, 1998                       0           $0          $0           $0           $0           $0            $0

Common stock issued for
  purchases of subsidiary             100,000           10          90            -            0            -           100

Proceeds Received on Stock
  to be issued                              -            -           -       17,820            0            -        17,820

Common stock to be issued
  to company directors                      -            -           -          390        (390)            0             0

Net loss for the year ended
 December 31, 1998                          -            -           -            -            -      (5,931)       (5,931)

BALANCE, DECEMBER 31, 1998            100,000           10          90       18,210        (390)      (5,931)        11,989


Common stock issued                   222,750           22      17,798     (17,820)            -            -             0

Common stock issued                 3,900,000          390           -        (390)          390            -           390

Additional paid-in Capital                  -            -      13,000            -            -            -        13,000

Net loss for the year ended
 December 31, 1999                          -            -           -            -            -     (24,199)      (24,199)

BALANCE, DECEMBER 31, 1999          4,222,750          422      30,888            0            0     (30,130)         1,180

Record sale of subsidiary                   -            -    (13,000)            -            -       12,354         (646)

Stock split at ten for one         38,004,750        3,800     (3,800)            -            -            -             0

Issuance for ELAWCHINA                100,000           10           -            -            -            -            10

Issuance for VIPC Corporation      20,000,000        2,000           -            -            -            -         2,000

Cancellation of shares           (34,325,000)      (3,433)       3,433            -            -            -             0

Net loss for the year ended
 December 31, 2000                          -            -           -            -            -      (2,336)       (2,336)

 BALANCE, DECEMBER 31, 2000       $28,002,500       $2,800     $17,520     $      -           $-    $(20,112)          $208


 BALANCE, MARCH 31, 2001          $28,002,500       $2,800     $17,520     $      -           $-    $(20,112)          $208

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               THREE MONTHS          THREE MONTHS         JUNE 4, 1998
                                                                  ENDED                 ENDED              (INCEPTION)
                                                                                                             THROUGH
                                                                 MARCH 31,             MARCH 31,            MARCH 31,
                                                                   2001                  2000                 2001
      CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                            $  0                 $1,664              $(20,112)
      Adjustments to reconcile income(loss) to cash
           (used) provided by operating activities:
           Decrease (increase) in Investment In Subsidiary            0                    100                      0
           (Decrease) increase in Accounts Payable                    0                      0                  2,000


           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES           0                  1,764               (18,112)

      CASH FLOWS FROM INVESTING ACTIVITIES
           (Increase) Decrease in Fixed Assets                        0                      0                (2,010)

           NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES           0                      0                (2,010)

      CASH FLOWS FROM FINANCING ACTIVITIES

           Common stock                                               0                      0                  2,800
           Additional paid-in capital                                 0                      0                 17,520


           NET CASH PROVIDED BY FINANCING ACTIVITIES                  0                      0                 20,320



          NET INCREASE IN CASH                                        0                  1,764                    198

          CASH AT BEGINNING OF PERIOD                               198                    434                      0


          CASH AT END OF PERIOD                                    $198                 $2,198              $     198

                            VIPC COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE  1.  OPERATIONS AND DESCRIPTION OF BUSINESS

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

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include VIPC Communications, Inc. and its subsidiaries, VIPC Corporation and Elawchina.com. All significant inter-company balances and transactions have been eliminated in consolidation.

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

                            VIPC COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


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

                            VIPC COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE  3.  ACQUISITIONS (CONTINUED)

At the date of acquisition, the President of California Beach Couch, Inc. was also the President of the Company. Subsequently, the Company sold its shares in California Beach Couch, Inc. to a now former shareholder. Recently the Company has had other stock for stock acquisitions as outlined in Note 1.

NOTE  4.  STOCKHOLDERS' EQUITY

On June 5, 1998, the Board of Directors authorized the issuance of 400,000 common shares at $.08 per share through a Section 504 (Reg. D) offering. As of December 31, 1998, the Company had received cash for 222,750 shares but such shares had not been issued. Cash received on common stock to be issued is presented as Stock to be issued on the accompanying consolidated balance sheet. The stock issuance was completed in 1999. Also in 1999 there was an additional 3,900,000 shares issued. Stockholders also contributed an additional 13,000 in 1999. In the year ended December 31, 2000 the Company authorized a ten for one stock split. Also, in 2000 the Company issued stock for its acquisitions (see
Note 1) and had some stock cancellations.

NOTE 5.  INCOME TAXES

The Company's total deferred tax asset at March 31, 2001 is as follows:


             Net operating loss carryforward                    $  3,017
             Valuation allowance                                  (3,017)
                                                                --------
                                                                $    -0-
                                                                ========

The Company has a net operating loss carryforward of $ 20,112 which, if not utilized, will completely expire in 2019. It is reasonably possible that the Company's estimate of valuation allowance will change.


NOTE 5.  GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not had any significant revenue. Without realization of additional capital, or a significant increase in revenue, it would be unlikely for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

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

ITEM 2.  CHANGES IN SECURITIES - None.

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

         10.4     VIPC Communications, Inc. Stock Plan dated March 20, 2001 (Incorporated by reference to Exhibit
                  10.4 of the Company's Registration Statement on Form S-8 (file no. 333-57948) filed March 30,
                  2001.)

(b)      Reports on Form 8-K.  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VIPC COMMUNICATIONS, INC.


                                       By: /s/ Michael Harrop
                                          --------------------------------------
                                          Michael Harrop, President and Interim
                                          Chief Financial and Accounting Officer


Date: May 21, 2001