Form 10QSB
period 2001-06-30
VIPC COMMUNICATIONS INC
filed 2001-08-21
CIK 1066059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

   [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from                to
                                          ---------------   ---------------
                         Commission file number: 0-25747

                            VIPC COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                          DELAWARE                                           33-0812709
---------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 21, 2001, THE ISSUER HAD 30,352,500 SHARES OF COMMON STOCK, $.0001 PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INDEPENDENT ACCOUNTANT'S REVIEW REPORT                                                           F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 2001 & 2000                                           F-2

Consolidated Statements of Operations  for the Three and
Six Months Ended June 30, 2001 and 2000                                                          F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the
Period from June 4, 1998 (date of inception) to
June 30, 2001                                                                                    F-4

Consolidated Statements of Cash Flows for the Three and
Six Months Ended June 30, 2001 and 2000                                                          F-5

Notes to Consolidated Financial Statements                                                       F-6

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.                                                         2

PART II - OTHER INFORMATION                                                                      3

SIGNATURES                                                                                       4

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A PROFESSIONAL CORPORATION)



Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                         Certified Public Accountants




To the Board of Directors of
VIPC Communications, Inc.


We have reviewed the accompanying balance sheets of VIPC Communications, Inc. (formerly Beach Couch, Inc.) and subsidiaries (collectively, the Company) as of June 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three and six months ended June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VIPC Communications, Inc.

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



/s/ Armando C. Ibarra, CPA
--------------------------
Armando C. Ibarra, CPA


Chula Vista, CA
August 13, 2001

                            VIPC COMMUNICATIONS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                          As of June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                              2001             2000
                                                                            --------         --------
                               ASSETS


CURRENT ASSETS
      Cash                                                                  $    198         $    198
                                                                            --------         --------
TOTAL CURRENT ASSETS                                                             198              198

OTHER ASSETS
      Investment in subsidiaries                                               2,010                0
                                                                            --------         --------
TOTAL OTHER ASSETS                                                             2,010                0
                                                                            --------         --------
      TOTAL ASSETS                                                          $  2,208         $    198
                                                                            ========         ========

                 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                      $  7,288         $      0
                                                                            --------         --------
TOTAL CURRENT LIABILITIES                                                      7,288                0
                                                                            --------         --------

TOTAL LIABILITIES                                                              7,288                0

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value 20,000,000
        shares authorized; -0- issued & outstanding                                0                0

     Common stock $.0001 par value, 50,000,000 shares authorized
         (28,002,500 and 4,222,750 issued and outstanding as of June 30,
         2001 and 2000, respectively.)                                         2,800              422
     Additional paid-in capital                                               17,520           17,888
     Deficit accumulated during development stage                            (25,400)         (18,112)
                                                                            --------         --------
TOTAL STOCKHOLDERS' EQUITY                                                    (5,080)             198
                                                                            --------         --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  2,208         $    198
                                                                            ========         ========


              See Accompanying Notes and Accountant's Review Report

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              SIX MONTHS        SIX MONTHS       THREE MONTHS      THREE MONTHS      JUNE 4, 1998
                                                ENDED             ENDED             ENDED             ENDED           (INCEPTION)
                                               JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,           THROUGH
                                                 2001              2000              2001              2000          JUNE 30, 2001
                                             ------------      ------------      ------------      ------------      -------------
REVENUES
    Revenues                                 $          0      $          0      $          0      $          0      $          0
                                             ------------      ------------      ------------      ------------      ------------


TOTAL REVENUES                                          0                 0                 0                 0                 0

GENERAL & ADMINISTRATIVE EXPENSES                   5,288             2,211             5,288             2,000             5,288
                                             ------------      ------------      ------------      ------------      ------------


OPERATING INCOME (LOSS)                      $     (5,288)     $     (2,211)     $     (5,288)     $     (2,000)     $     (5,288)

OTHER INCOME (EXPENSES)
     Gain on sale of subsidiary holdings                0             9,062                 0                 0             9,062
     Operating losses by subsidiary                     0            (7,187)                0                 0            (7,187)
                                             ------------      ------------      ------------      ------------      ------------


TOTAL OTHER INCOME (EXPENSES)                           0             1,875                 0                 0             1,875


                                             ------------      ------------      ------------      ------------      ------------
NET INCOME (LOSS)                            $     (5,288)     $       (336)     $     (5,288)     $     (2,000)     $     (3,413)
                                             ============      ============      ============      ============      ============



NET LOSS PER SHARE                           $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                             ============      ============      ============      ============


WEIGHTED AVERAGE SHARES USED
  FOR NET LOSS PER SHARE                       28,002,500         4,222,750        28,002,500         4,222,750


              See Accompanying Notes and Accountant's Review Report

                            VIPC COMMUNICATIONS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FROM JUNE 4, 1998 (INCEPTION) THROUGH JUNE 30, 2001

                                                            ADDITIONAL                      STOCK        RETAINED         TOTAL
                                COMMON         STOCK         PAID-IN       STOCK TO     SUBSCRIPTIONS    EARNINGS      STOCKHOLDERS'
                                SHARES         AMOUNT        CAPITAL       BE ISSUED      RECEIVABLE     (DEFICIT)        EQUITY
                             ------------   ------------   ------------   ------------  -------------   ------------   ------------
BALANCE, JUNE 4, 1998                   0   $          0   $          0   $          0   $          0   $          0   $          0

Common stock issued for
  purchases of subsidiary         100,000             10             90              0              0              0            100

Proceeds Received on Stock
  to be issued                          0              0              0         17,820              0              0         17,820

Common stock to be issued
  to company directors                  0              0              0            390           (390)             0              0

Net loss for the year ended
 December 31, 1998                      0              0              0              0              0         (5,931)        (5,931)

                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1998        100,000             10             90         18,210           (390)        (5,931)        11,989
                             ============   ============   ============   ============   ============   ============   ============


Common stock issued               222,750             22         17,798        (17,820)             0              0              0

Common stock issued             3,900,000            390              0           (390)           390              0            390

Additional paid-in Capital              0              0         13,000              0              0              0         13,000

Net loss for the year ended
 December 31, 1999                      0              0              0              0              0        (24,199)       (24,199)

                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 1999      4,222,750            422         30,888              0              0        (30,130)         1,180
                             ============   ============   ============   ============   ============   ============   ============


Record sale of subsidiary               0              0        (13,000              0              0         12,354           (646)

Stock split at ten for one     38,004,750          3,800         (3,800)             0              0              0              0

Issuance for ELAWCHINA            100,000             10              0              0              0              0             10

Issuance for VIPC
  Corporation                  20,000,000          2,000              0              0              0              0          2,000

Cancellation of shares        (34,325,000)        (3,433)         3,433              0              0              0              0

Net loss for the year ended
 December 31, 2000                      0              0              0              0              0         (2,336)        (2,336)

                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
 BALANCE, DECEMBER 31, 2000  $  28,002,50   $      2,800   $     17,520   $         --   $         --   $    (20,112)  $        208
                             ============   ============   ============   ============   ============   ============   ============


Net loss for the six months
   ended December 31, 2001              0              0              0              0              0         (5,288)        (5,288)

 BALANCE, JUNE 30, 2001      $ 28,002,500   $      2,800   $     17,520   $         --   $         --   $    (25,400)  $     (5,080)
                             ============   ============   ============   ============   ============   ============   ============

              See Accompanying Notes and Accountant's Review Report

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                     JUNE 4, 1998
                                                 SIX MONTHS    SIX MONTHS  THREE MONTHS THREE MONTHS (INCEPTION)
                                                   ENDED         ENDED        ENDED        ENDED       THROUGH
                                                  JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                    2001          2000         2001        2000          2001
                                                 ----------    ----------  ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                 $ (5,288)    $   (336)    $ (5,288)    $ (2,000)    $(25,400)
Adjustments to reconcile income(loss) to cash
     (used) provided by operating activities:
     Decrease (increase) in Investment
       In Subsidiary                                     0          100            0            0            0
     (Decrease) increase in Accounts Payable         5,288            0        5,288            0        7,288
                                                  --------     --------     --------     --------     --------


     NET CASH (USED) PROVIDED BY OPERATING
       ACTIVITIES                                        0         (236)           0       (2,000)     (18,112)


CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in Fixed Assets                 0            0            0            0       (2,010)
                                                  --------     --------     --------     --------     --------

     NET CASH (USED) PROVIDED BY INVESTING
       ACTIVITIES                                        0            0            0            0       (2,010)


CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock                                        0            0            0            0        2,800
     Additional paid-in capital                          0            0            0            0       17,520
                                                  --------     --------     --------     --------     --------


     NET CASH PROVIDED BY FINANCING ACTIVITIES           0            0            0            0       20,320



                                                  --------     --------     --------     --------     --------
    NET INCREASE (DECREASE) IN CASH                      0         (236)           0       (2,000)         198

    CASH AT BEGINNING OF PERIOD                        198          434          198        2,198            0
                                                  --------     --------     --------     --------     --------


    CASH AT END OF PERIOD                         $    198     $    198     $    198     $    198     $    198
                                                  ========     ========     ========     ========     ========

              See Accompanying Notes and Accountant's Review Report

                            VIPC COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


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

                            VIPC COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


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

                            VIPC COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


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

NOTE 5.  INCOME TAXES

The Company's total deferred tax asset at June 30, 2001 is as follows:


              Net operating loss carryforward                    $  3,810
              Valuation allowance                                  (3,810)
                                                                 --------
                                                                 $    -0-
                                                                 ========

The Company has a net operating loss carryforward of $ 25,400 which, if not utilized, will completely expire in 2019. It is reasonably possible that the Company's estimate of valuation allowance will change.


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

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

VIPC Communications, Inc. ("VPCM") generated no revenues in the three month and cumulative period preceding the quarter ended June 30, 2001. VPCM has no operations, no assets and has not developed any products or provided any services.

VPCM has entered into joint ventures with a Chinese company currently providing or developing products and services. VPCM plans to focus on Voice over Internet Protocol ("VoIP") telecommunications services. VPCM's joint venture partner, ChengDu Jiabin Electronics Co. Ltd. ("Jiabin"), a private Chinese corporation, handles high-volume international telecommunications traffic. VPCM plans to position itself through strategic alliances such as with Jiabin, which has governmental approvals or existing business relationships in developing markets. VPCM recognizes that demand for communication services which exceed the capabilities of traditional copper wire transmissions is rapidly increasing in China. Demand for bandwidth consuming multimedia communications such as video-conferencing and an increasing number of network users requires a high-speed, high-volume communication network such as wireless IP.

VPCM's cash requirements during the next twelve month will relate to maintaining its status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities.

THERE CAN BE NO ASSURANCE THAT VPCM WILL BE ABLE TO CONTINUE AS A GOING CONCERN OR ACHIEVE MATERIAL REVENUES OR PROFITABLE OPERATIONS. VPCM REQUIRES FINANCING, AND NO ASSURANCES CAN BE GIVEN THAT FINANCING WILL BE AVAILABLE TO VPCM IN THE AMOUNTS REQUIRED, OR THAT, IF AVAILABLE, WILL BE ON TERMS SATISFACTORY TO VPCM.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

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

Date: August 21, 2001