Form 10QSB
period 2001-09-30
VIPC COMMUNICATIONS INC
filed 2001-11-19
CIK 1066059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                For the quarterly period ended September 30, 2001

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ________________ to ____________

                         Commission file number: 0-25747

                            VIPC COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                 DELAWARE                                    33-0812709
    ----------------------------------               ---------------------------
      (State or other jurisdiction of                       (IRS Employer
       incorporation or organization)                     Identification No.)


                 94 RUE DE LAUSANNE, CH1202, GENEVA, SWITZERLAND
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                011-41-22-9000000
                  ---------------------------------------------
                           (issuer's telephone number)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2001, the issuer had 30,352,500 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INDEPENDENT ACCOUNTANT'S REVIEW REPORT                                                           F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of September 30, 2001 & 2000                                      F-2

Consolidated Statements of Operations  for the Three and
Nine Months Ended September 30, 2001 and 2000                                                    F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the
Period from June 4, 1998 (date of inception) to
September 30, 2001                                                                               F-4

Consolidated Statements of Cash Flows for the Three and
Nine Months Ended September 30, 2001 and 2000                                                    F-5

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

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A PROFESSIONAL CORPORATION)


Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                         Certified Public Accountants




To the Board of Directors of
VIPC Communications, Inc.


We have reviewed the accompanying balance sheets of VIPC Communications, Inc. (A development stage company) and subsidiaries (collectively, the Company) as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three and nine months ended September 30, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VIPC Communications, Inc.

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




 /s/ Armando C. Ibarra, CPA
---------------------------
Armando C. Ibarra, CPA


Chula Vista, CA
November 13, 2001

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2001 AND 2000

================================================================================


                                                                         2001              2000
                                                                     -------------      -------------
                      ASSETS

CURRENT ASSETS

      Cash                                                           $         198      $         198
                                                                     -------------      -------------

TOTAL CURRENT ASSETS                                                           198                198

OTHER ASSETS

      Investment in subsidiaries                                             2,010              2,010
                                                                     -------------      -------------

TOTAL OTHER ASSETS                                                           2,010              2,010
                                                                     -------------      -------------

      TOTAL ASSETS                                                   $       2,208      $       2,208
                                                                     =============      =============

   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                               $       9,428      $       2,000
                                                                     -------------      -------------

TOTAL CURRENT LIABILITIES                                                    9,428              2,000
                                                                     -------------      -------------

TOTAL LIABILITIES                                                            9,428              2,000

STOCKHOLDERS' EQUITY

     Preferred stock, $.0001 par value 20,000,000
        shares authorized; (-0- issued & outstanding)                            0                  0

     Common stock $.0001 par value, 50,000,000 shares authorized
         (28,002,500 and 29,902,500 issued and outstanding as of
         September 30, 2001 and 2000, respectively.)                         2,800              2,990

     Additional paid-in capital                                             17,520             17,330
     Deficit accumulated during development stage                          (27,540)           (20,112)
                                                                     -------------      -------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (7,220)               208
                                                                     -------------      -------------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)            $       2,208      $       2,208
                                                                     =============      =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================



                                             NINE MONTHS      NINE MONTHS     THREE MONTHS      THREE MONTHS        JUNE 4, 1998
                                                ENDED            ENDED           ENDED             ENDED        (INCEPTION) THROUGH
                                             SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                2001              2000           2001               2000               2001
                                             -------------    -------------   -------------     -------------   -------------------
REVENUES

    Revenues                                 $          0      $          0    $          0      $          0      $          0
                                             ------------      ------------    ------------      ------------      ------------

TOTAL REVENUES                                          0                 0               0                 0                 0

GENERAL & ADMINISTRATIVE EXPENSES                   7,428             4,211           2,140             2,000            29,415
                                             ------------      ------------    ------------      ------------      ------------

OPERATING (LOSS)                                   (7,428)           (4,211)         (2,140)           (2,000)          (29,415)

OTHER INCOME (EXPENSES)
     Gain on sale of subsidiary holdings                0             9,062               0                 0             9,062
     Operating losses by subsidiary                     0            (7,187)              0                 0            (7,187)
                                             ------------      ------------    ------------      ------------      ------------

TOTAL OTHER INCOME (EXPENSES)                           0             1,875               0                 0             1,875
                                             ------------      ------------    ------------      ------------      ------------

NET (LOSS)                                   $     (7,428)     $     (2,336)   $     (2,140)     $     (2,000)     $    (27,540)
                                             ============      ============    ============      ============      ============


BASIC LOSS PER SHARE                         $      (0.00)     $      (0.00)   $      (0.00)     $      (0.00)
                                             ============      ============    ============      ============

WEIGHTED AVERAGE SHARES USED
  FOR BASIC LOSS PER SHARE                     28,002,500        16,926,780      28,002,500        16,926,780
                                             ============      ============    ============      ============



             SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REVIEW REPORT

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FROM JUNE 4, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2001

================================================================================

                                                               ADDITIONAL                    STOCK        RETAINED         TOTAL
                                   COMMON         STOCK        PAID-IN       STOCK TO    SUBSCRIPTIONS    EARNINGS     STOCKHOLDERS'
                                   SHARES        AMOUNT        CAPITAL      BE ISSUED      RECEIVABLE    (DEFICIT)        EQUITY
                                -----------    -----------    -----------   -----------  -------------  -----------    -----------
BALANCE, JUNE 4, 1998                     0    $         0    $         0   $         0   $         0   $         0    $         0

Common stock issued for
  purchases of subsidiary           100,000             10             90                                                      100

Proceeds received on stock
  to be issued                                                                   17,820                                     17,820

Common stock to be issued
  to company directors                                                              390          (390)                           0

Net loss for the year                                                                                        (5,931)        (5,931)
                                -----------    -----------    -----------   -----------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 1998          100,000             10             90        18,210          (390)       (5,931)        11,989
                                ===========    ===========    ===========   ===========   ===========   ===========    ===========

Common stock issued                 222,750             22         17,798       (17,820)                                         0

Common stock issued               3,900,000            390                         (390)          390                          390

Additional paid-in Capital                                         13,000                                                   13,000

Net loss for the year                                                                                       (24,199)       (24,199)
                                -----------    -----------    -----------   -----------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 1999        4,222,750            422         30,888            --            --       (30,130)         1,180
                                ===========    ===========    ===========   ===========   ===========   ===========    ===========

Record sale of subsidiary                                         (13,000)                                   12,354           (646)

Stock split at ten for one       38,004,750          3,800         (3,800)                                                       0

Issuance for ELAWCHINA              100,000             10                                                                      10

Issuance for VIPC Corporation    20,000,000          2,000                                                                   2,000

Cancellation of shares          (34,325,000)        (3,433)         3,433                                                        0

Net loss for the year                                                                                        (2,336)        (2,336)
                                -----------    -----------    -----------   -----------   -----------   -----------    -----------
 BALANCE, DECEMBER 31, 2000      28,002,500          2,800         17,520            --            --       (20,112)           208
                                ===========    ===========    ===========   ===========   ===========   ===========    ===========


Net loss for the nine months                                                                                 (7,428)        (7,428)
                                -----------    -----------    -----------   -----------   -----------   -----------    -----------

 BALANCE, SEPTEMBER 30, 2001     28,002,500    $     2,800    $    17,520   $        --   $        --   $   (27,540)   $    (7,220)
                                ===========    ===========    ===========   ===========   ===========   ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                NINE MONTHS    NINE MONTHS     THREE MONTHS    THREE MONTHS         JUNE 4, 1998
                                                   ENDED           ENDED          ENDED           ENDED         (INCEPTION) THROUGH
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,        SEPTEMBER 30,
                                                   2001            2000            2001            2000                  2001
                                               -------------   -------------   -------------   -------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                     $      (7,428)  $      (2,336)  $      (2,140)  $      (2,000)     $     (22,252)
Adjustments to reconcile income(loss) to cash
     (used) provided by operating activities:
     Decrease (increase) in investment in
         subsidiary                                        0             100               0               0                  0
     (Decrease) increase in accounts payable           7,428           2,000           2,140               0              4,140
                                               -------------   -------------   -------------   -------------      -------------

     NET CASH (USED) BY OPERATING ACTIVITIES               0            (236)              0          (2,000)           (18,112)

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) in fixed assets                            0               0               0               0             (2,010)
                                               -------------   -------------   -------------   -------------      -------------
     NET CASH (USED) BY INVESTING ACTIVITIES               0               0               0               0             (2,010)

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock                                          0               0               0               0              2,800
     Additional paid-in capital                            0               0               0               0             17,520
                                               -------------   -------------   -------------   -------------      -------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES             0               0               0               0             20,320
                                               -------------   -------------   -------------   -------------      -------------

    NET INCREASE (DECREASE) IN CASH                        0            (236)              0          (2,000)               198

    CASH AT BEGINNING OF PERIOD                          198             434             198           2,198                  0
                                               -------------   -------------   -------------   -------------      -------------

    CASH AT END OF PERIOD                      $         198   $         198   $         198   $         198      $         198
                                               =============   =============   =============   =============      =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

                            VIPC COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 3. ACQUISITIONS (CONT.)

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

NOTE 5. INCOME TAXES

The Company's total deferred tax asset at September 30, 2001 is as follows:


                                    Net operating loss carryforward                    $      3,810
                                    Valuation allowance                                      (3,810)
                                                                                       ------------
                                                                                       $        -0-
                                                                                       ============

The Company has a net operating loss carryforward of $20,112 which, if not utilized, will completely expire in 2019. It is reasonably possible that the Company's estimate of valuation allowance will change.


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

VIPC Communications, Inc. ("VPCM") generated no revenues in the three month and cumulative period preceding the quarter ended September 30, 2001. VPCM has no operations, no assets and has not developed any products or provided any services.

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

VPCM's cash requirements during the next twelve months will relate to maintaining its status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities.

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


                                         VIPC COMMUNICATIONS, INC.


                                         By:  /s/ Michael Harrop
                                              ------------------------------
                                         Michael Harrop, President and Interim
                                         Chief Financial and Accounting Officer


Date: November 19, 2001