Form 10KSB
period 2001-12-31
VIPC COMMUNICATIONS INC
filed 2003-10-20
CIK 1066059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from: ______________ to ______________

Commission file number: 0-25747

VIPC COMMUNICATIONS, INC.
(Name of small business issuer as specified in its charter)

Delaware	33-0812709
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

94 Rue de Lausanne, CH1202, Geneva, Switzerland	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 011-41-22-9000000

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $0.00

     As of September 30, 2003, the aggregate market value of the voting stock held by non-affiliates, approximately 14,322,500 shares of Common Stock, was approximately $286,000 based on an average of the bid and ask prices of approximately $0.02 per share of Common Stock on such date.

     The number of shares outstanding of the issuer’s Common Stock, $.0001 par value, as of September 30, 2003 was 30,352,500 shares.

Documents included by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

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

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company’s ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

Item 1. Description of Business.

(a) Business Development

VIPC Communications, Inc., formerly Beach Couch, Inc., (the “Company”) is a Delaware corporation and was incorporated on June 4, 1998. On June 5, 1998, the Company acquired 100% of California Beach Couch, Inc. (“CBC”) from Edward F. Myers III who was president of the Company. Through CBC, the Company had developed a unique, low to the ground, two-person beach chair, and planned to sell directly to the public and through distributors. Effective March 6, 2000, the CBC was sold to Mr. Myers for the total sum of $5,000 by resolution of a majority of shareholders. At the time of the transaction, Mr. Myers was President and Director of the Company and CBC and was not one of the majority shareholders who voted on the shareholder resolution. The Company then began exploring other business opportunities.

On April 26, 2000, the Company executed an Agreement and Plan of Reorganization with Elawchina.com, Inc., a British Virgin Islands corporation, (“Elaw”) and certain stockholders of Elaw pursuant to which 100% of the issued and outstanding shares of Elaw’s common stock held by certain stockholders are to be exchanged for an aggregate of 20,000,000 shares of restricted common stock of the Company. By virtue of the reorganization, Elaw became a wholly-owned subsidiary of the Company. Also, the former directors and officers resigned their positions and new directors and officers were appointed.

On June 29, 2000, the Company and Elaw amended the Plan and Agreement of Reorganization (the “Amendment”) as a result of an amendment to a marketing contract between Elaw and Beijing Elawchina Network Technology Co., Ltd. (“Beijing Elawchina”). The amended marketing contract no longer provided Elaw an exclusive marketing license and Elaw no longer had the option to purchase 100% of the assets of Beijing Elawchina. Under the terms of the Amendment, the 20,000,000 shares of common stock to be issued to the Elaw shareholders in exchange for 100% issued and outstanding common stock of Elaw were cancelled, and instead 100,000 shares of common stock of the Company were issued.

On June 29, 2000 the Company executed an Agreement and Plan of Reorganization with VIPC Corporation, a Delaware corporation, (“VIPC”) and certain stockholders of VIPC, pursuant to which 80% of the issued and outstanding shares of common stock of VIPC held by ten persons were exchanged for one share basis for an aggregate 20,000,000 shares of the restricted common stock of the Company. By virtue of the reorganization, VIPC became a subsidiary of the Company. Also as a result of the reorganization, the former directors and officers resigned and the present directors and officers were appointed.

By written consent in lieu of a meeting dated July 25, 2000, the holders of a majority of the outstanding common stock approved the adoption and implementation of an amendment to the Certificate of Incorporation to change the Company’s name from Beach Couch, Inc. to VIPC Communications, Inc. Pursuant to Section 14C of the Securities Exchange Act of 1934, as amended, (the “Act”), an Information Statement was mailed to the stockholders and proxies were not solicited. The Information Statement was furnished solely for the purpose of informing the stockholders, in the manner required under the Act, of the action previously taken by the stockholders by written consent. The name change of the Company to VIPC Communications, Inc. became effective on September 22, 2000.

(b)  Business of Company

To date, the Company has not developed any products or provided services.

The Company had entered into a joint venture with ChengDu Jiabin Electronics Co. Ltd. ("Jiabin") to provide Voice over Internet Protocol ("VoIP") telecommunications services. . Unfortunately, this particular joint venture never materialized.

However, the Company is exploring other opportunities to provide VoIP services in developing markets such markets as China, Hong Kong, Russia and the United States. IP telephony provides a conceptual and technical framework for mixing voice and data traffic on connectionless network. In very simple terms, telephony allows the routing of normal phone calls, video and faxes across an IP network such as the Internet.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(a) Market Information

The Common Stock of the Company is currently listed on pink sheets and trading under the symbol "VPCM". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated as reported by the NASDAQ's Historical Research Department. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

Common Stock

Quarter Ended	High Bid	Low Bid

June 30, 2003	$0.03	$0.01
March 31, 2003	$0.03	$0.01

December 31, 2002	$0.01	$0.01
September 30, 2002	$0.01	$0.01
June 30, 2002	$0.01	$0.01
March 31, 2002	$0.11	$0.04

December 31, 2001	$0.13	$0.02
September 30, 2001	$0.15	$0.04
June 30, 2001	$0.39	$0.09
March 31, 2001	$0.50	$0.11

(b) Holders

As of September 30, 2003, there were approximately 30,352,500 shares of the Company’s common stock outstanding held of record by approximately 27 persons (not including beneficial owners who hold shares at broker/dealers in “street-name”).

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

(d) Recent Sales of Unregistered Securities

On April 26, 2000, the Board of Directors authorized the issuance of an aggregate of 20,000,000 shares of common stock in connection with the acquisition of Elawchina.com. As a result of the subsequent amendment to the terms of the acquisition, the Board rescinded its previous resolution and instead on June 29, 2000 authorized the issuance of an aggregate of 100,000 shares of common stock to the three selling shareholders of Elawchina.com, Inc. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

On June 29, 2000, the Board of Directors authorized the issuance of 20,000,000 shares of common stock to ten persons in connection with the acquisition of VIPC Corporation. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

VIPC Communications, Inc. (the “Company”) has generated no revenues in the cumulative period from inception through the period ended December 31, 2001. The Company has no assets, has not developed any products or provided any services and has experienced difficulties in completing transactions.

The Company had entered into a joint venture with ChengDu Jiabin Electronics Co. Ltd. ("Jiabin") to provide Voice over Internet Protocol ("VoIP") telecommunications services. Unfortunately, this particular joint venture never materialized.

However, the Company is currently exploring other opportunities to provide VoIP services in developing markets such markets as China, Hong Kong, Russia and the United States. IP telephony provides a conceptual and technical framework for mixing voice and data traffic on connectionless network. In very simple terms, telephony allows the routing of normal phone calls, video and faxes across an IP network such as the Internet.

Unless the Company develops an active business or is able to complete a merger, acquisition with an existing business, the Company’s cash requirements during the next twelve months will relate to maintaining its status as a corporate entity and complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission.

There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations. It requires additional financing, and no assurances can be given that financing will be available in the amounts required, or that, if available, will be on terms satisfactory to the Company.

Item 7. Financial Statements and Supplementary Data.

The information required by Item 7 commences on page F-1, which page follows this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 10, 2000, the Company filed a current report on Form 8-K announcing the resignation of its certified public accountants. On March 1, 2000, the Company was notified that that its certifying accountant, Harlan & Boettger, LLP (“H&B”)would not be available to stand for re-election at it next annual shareholders meeting. It was the Company’s understanding that H&B no longer completes audits for publicly-traded companies. The Company subsequently announced the appointment of Armando C. Ibarra as its certifying accountant.

The Company filed a current report on Form 8-K/A dated May 1, 2000 containing a letter from H&B, certifying that there were no disagreements between the Company and H&B regarding accounting principals or disclosures upon their resignation as the Company’s accountants. During the past two years there were no adverse opinions or disclaimer of opinion, or modified as to uncertainty, audit scope, or accounting principles by H&B.

VIPC COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Members of the Better Business Bureau since 1997

To the Board of Directors of
VIPC Communications, Inc.

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheets of VIPC Communications, Inc. (Formerly Beach Couch, Inc.) (A Development Stage Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended; and for the period from June 4, 1998 (inception) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIPC Communications, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended; and for the period from June 4, 1998 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company’s losses and lack of operations raise substantial doubt as to its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the consolidated financial statements, certain errors resulting in understatement of accounts payable and expenses as of December 31, 2000, were discovered during the current year. Accordingly, the 2000 financial statements have been restated to correct the error.

/s/ Armando C. Ibarra, CPA
Armando C. Ibarra, CPA-APC

August 26, 2003
Chula Vista, California

371 E Street, Chula Vista, CA. 91910
Tel: (619) 422-1348		Fax: (619) 422-1465
F-2

VIPC COMMUNICATIONS, INC. (Formerly Beach Couch, Inc.) (A Development Stage Company) Consolidated Balance Sheets

ASSETS

	Year Ended	Year Ended
	December 31,	December 31,
	2001	2000
		(Restated)

Current Assets
Cash	$198	$198
Total Current Assets	198	198

Other Assets
Investment in subsidiaries	-	2,010
Total Other Assets	-	2,010

TOTAL ASSETS	$198	$2,208

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$63,999	$76,548
Short-term Loan Payable	6,203	-
Total Current Liabilities	70,202	76,548

Total Liabilities	70,202	76,548

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value 20,000,000, shares
authorized; -0- issued and outstanding.)	-	-
Common stock ($0.0001 par value, 50,000,000,
shares authorized; 30,352,500 and 28,002,500 shares
issued and outstanding as of December 31, 2001,
and 2000, respectively.)	3,035	2,800
Additional paid-in capital	252,285	17,520
Deficit accumulated during development stage	(325,324)	(94,660)
Total Stockholders' Equity (Deficit)	(70,004)	(74,340)
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$198	$2,208

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC. (Formerly Beach Couch, Inc.) (A Development Stage Company) Consolidated Statements of Operations

			June 4, 1998
			(inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2001	2000	2001
		(Restated)

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

General and Administrative Expenses	230,664	76,884	337,678

Operating Income (Loss)	(230,664)	(76,884)	(337,678)

Other Income (Expenses)
Other Income	-	12,354	12,354

Total Other Income (Expenses)	-	12,354	12,354

Net Income (Loss)	$(230,664)	$(64,530)	$(325,324)

Basic earnings (loss) per share	$(0.01)	$-
Weighted average shares used
for basic earnings (loss) per share	29,850,308	37,257,072

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC. (Formerly Beach Couch, Inc.) (A Development Stage Company) Consolidated Statement of Changes in Stockholders' Equity From June 4, 1998 (inception) through December 31, 2001

			Additional			Stock	Retained	Total
	Common	Stock	Paid-in	Stock to		Subscriptions	Earnings	Stockholders'
	Shares	Amount	Capital	be Issued		Receivable	(Deficit)	Equity

Balance, June 4, 1998	0	$0	$0	$0		$0	$0	$0
Common stock issued for
purchases of subsidiary	1,000,000	100						100
Proceeds received on stock
to be issued				17,820				17,820
Net loss for the year							(5,931)	(5,931)
Balance, December 31, 1998	1,000,000	100	0	17,820		0	(5,931)	$11,989

Common stock issued for cash	2,227,500	223	17,597	(17,820)				0
Common stock issued to directors
for services	39,000,000	3,900	9,490					390
Net loss for the year							(24,199)	(24,199)
Balance, December 31, 1999	42,227,500	4,223	27,087	-	-		(30,130)	(11,820)

Record sale of subsidiary			(13,000)				12,354	(646)
Issuance for ELAWCHINA	100,000	10						10
Issuance for VIPC Corporation	20,000,000	2,000						2,000
Cancellation of shares	(34,325,000)	(3,433)	3,433					0
Net loss for the year							(76,884)	(76,884)
Balance, December 31, 2000	28,002,500	2,800	17,520	-	-		(94,660)	(74,340)

Common stock issued for legal
and consulting services	2,350,000	235	234,765					235,000

Net loss for the year							(230,664)	(230,664)
Balance, December 31, 2001	30,352,500	$3,035	$252,285	$-	$		$(325,324)	$(70,004)

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC. (Formerly Beach Couch, Inc.) (A Development Stage Company) Consolidated Statements of Cash Flows

			June 4, 1998
			(inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2001	2000	2001
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(230,664)	$(64,530)	$(325,324)
Adjustments to reconcile income (loss) to cash
provided by (used in) operating activities:
Decrease (increase) in operating assets:
Investment in subsidiaries	2,010	(2,010)	-
(Increase) decrease in operating liabilities:
Accounts payable	(12,549)	76,548	63,999
Net cash provided by (used in) operating activities	(241,203)	10,008	(261,325)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Notes payable	6,203	-	6,203
Common stock	235	(1,423)	3,035
Additional paid-in capital	234,765	(9,567)	252,285
Net cash provided by (used in) financing activities	241,203	(10,990)	261,523

Net increase (decrease) in cash	-	(982)	198
Cash at beginning of year	198	1,180	-
Cash at end of year	$198	$198	$198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
 Notes to Consolidated Financial Statements
As of December 31, 2001

NOTE 1. OPERATIONS AND DESCRIPTION OF BUSINESS

Organization

Beach Couch, Inc., a Delaware corporation (the Company) was incorporated on June 4, 1998. Through a subsidiary (California Beach Couch) the Company had developed a unique, low to the ground, two-person beach chair, and planned to sale directly to the public and through distributors.

In an action taken by The Company’s majority shareholders, effective March 6, 2000, the Company sold its wholly owned subsidiary (California Beach Couch) to Mr. Edward F. Myers III. Thus, the Company began exploring other business opportunities. On July 25, 2000 the Company voted to adopt a change of the name of the corporation. The name was changed to VIPC Communications and the appropriate filings were submitted with the state of Delaware and the Securities Exchange Commission.

On April 26, 2000 the Company executed an Agreement and Plan of Reorganization with Elawchina.com, Inc. This wholly stock transaction resulted in Elawchina.com becoming a wholly owned subsidiary. Elawchina.com will sell, market, and distribute non-Chinese translations of the contents of Beijing Elawchina’s legal educational and consulting information network.

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

a. Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investments with a maturity of three months or less to be cash equivalents.

b. Principles of Consolidation

The consolidated financial statements include VIPC Communications, Inc. and its subsidiaries, VIPC Corporation and Elawchina.com. All significant intercompany balances and transactions have been eliminated in consolidation.

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
 Notes to Consolidated Financial Statements
As of December 31, 2001

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c. Use of Estimates

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

d. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of materials and labor.

e. Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 4, 1998 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

f. Income Taxes

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

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
 Notes to Consolidated Financial Statements
As of December 31, 2001

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The adoption of SFAS 145 did not have a material effect on the Companies consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not have a material effect on the Companies consolidated financial statements.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, “Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB interpretation No. 9”. SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement.

In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of SFAS 147 did not have a material effect on the Companies consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123 “Accounting for Stock-Based compensation” (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation.

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
 Notes to Consolidated Financial Statements
As of December 31, 2001

NOTE 3. ACQUISITIONS

On June 5, 1998, the Company authorized the issuance of 1,000,000 shares of its common stock with a par value of $.0001 to acquire 100% of the outstanding shares of California Beach Couch, Inc. valued at $100 by the Board of Directors. The purchase of shares has been recorded using the purchase method of accounting. At the date of the transaction, California Beach Couch, Inc. had no assets or liabilities.

At the date of acquisition, the President of California Beach Couch, Inc. was also the President of the Company. Subsequently, the Company sold its shares in California Beach Couch, Inc. to a now former shareholder. Recently the Company has had other stock for stock acquisitions as outlined in Note 1. This includes the issuance of 20,000,000 shares for VIPC Corp. and 100,000 for Elawchina.

NOTE 4. STOCKHOLDERS’ EQUITY

On June 5, 1998, the Board of Directors authorized the issuance of 4,000,000 common shares at $.08 per share through a Section 504 (Reg. D) offering. As of December 31, 1998, the Company had received cash for 2,227,500 shares but such shares had not been issued. The stock issuance was completed in 1999. Also in 1999 there was an additional 39,000,000 shares issued. Stockholders also contributed an additional 13,000 in 1999. In 2000 the Company authorized a ten for one stock split. The stockholders’ equity report has been changed to reflect the 10 for 1 split as of inception. Also, In 2000 the Company issued stock for its acquisitions (see Notes 1 and 3) and had some stock cancellations. In March 2001, there were issuances totaling 2,350,000 shares of common stock for consulting services at $.10 per share.

NOTE 5. INCOME TAXES

The Company’s total deferred tax asset at December 31, 2001 is as follows:

Net operating loss carryforward	$110,126
Valuation allowance	(110,126)
$-0-

The Company has a net operating loss caryforward of approximately $325,324 which, if not utilized, will completely expire in 2021. It is reasonably possible that the Company’s estimate of its valuation allowance will change.

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
 Notes to Consolidated Financial Statements
As of December 31, 2001

NOTE 6. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company’s present state of development provides no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 7. RESTATEMENT OF 2000 FINANCIAL STATEMENTS

During our audit of 2001 we discovered an understatement of accounts payable and expenses in the amount of $74,548.05. This is due to an unrecorded liability for legal and professional fees. The financial statements for the year ended December 31, 2000 have been restated to correct this error.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Directors and Executive Officers of the Company. The directors and executive officers of the Company, their ages, positions in the Company, and the dates of their election or appointment as director or executive officer are as follows:

Name	Age	Position	Director Since
Zhang Lebing	53	Chairman, Chief Executive Officer and Director	June 29, 2000

Michael Harrop	58	President, Chief Financial Officer and Director	March 20, 2000

Fan XinXiang	42	Treasurer and Director	June 29, 2000

Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office. The Board of Directors has not audit or compensation committees.

ZHANG LEBING has been Chairman of the Board and Chief Executive Officer of the Company since June 29, 2000. Mr. Zhang Lebing has 15 years of experience of internet and telecom technology and management. From 1996 to the present, he worked on internet and telecom projects in Sichuan Province, China. From 1992 to 1996, he was involved in paging systems in Moscow and St. Petersburg, Russia. During the period of time from 1985 to 1989 he worked with computer testing and control systems in Sichuan, China. From 1980 to 1985, he was involved in computer engineering applications at the ChengDu Institute of Computer Application, Chinese Academy of Science, ChengDu, China. During the period from 1990 to 1992, he was a visiting Scholar at the University of Regina, Saskatchewan, Canada and from 1977 to 1980, Zhang Lebing was an undergraduate at Nankai University, Tianjin, China studying Computer Control Systems.

MICHAEL HARROP has been President, Chief Financial Officer and Director of the Company since March 20, 2000. Mr. Harrop is a graduate of Cambridge University. He worked in manufacturing for Coats and in marketing for DuPont, prior to building his own company manufacturing aircraft parts. Since the 1980's he has been active in restructurings and early-stage ventures worldwide. Mr. Harrop is currently an officer and director of two non-public entities, Beijing Development Corp., and EHI Holding S.A. Mr. Harrop also currently serves as an officer and director of two other publicly-held companies: Jupiter Enterprises, Inc, and Century Milestone S&T Co., Ltd.

FAN XINXIANG has been the Treasurer and Director of the Company since June 29, 2000. Ms. Fan Xinxiang has 10 years of marketing experience including working in Russia for 5 years and has accumulated extensive experience in developing overseas communications markets. From 1999 to present, she has worked for IP telephony marketing in both of Los Angles of USA and Moscow of Russia. From 1996 to 1999, she was involved in marketing in ISP (Internet) in Sichuan Province, China. From 1992 until 1996, she was involved in marketing and management with paging systems in Moscow and St. Petersburg, Russia. During the period from 1987 to 1995, she worked in the field of computer testing and control systems in Textile Systems in Sichuan, China. Lastly, from 1983 until 1986 Fan Xinxiang was involved in computer applications in a textile factory in Sichuan, China. She attended the University of Sichuan Television from 1980 until 1983, majoring in Computer Applications.

Compliance With Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Item 10. Executive Compensation.

The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the year ended December 31, 2001. Due to the reorganization none of the following individuals held positions with the Company prior to the year 2000, except for Mr. Harrop. Mr. Harrop and previous officers and directors of the Company did not receive any compensation from the Company from December 31, 1998 until the current officers and directors were appointed in 2001. None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2001, 2000 and 1999.

Summary Compensation Table

		Annual Compensation
(a)	(b)	(c)	(d)	(e)
Name				Other
And	Year			Annual
Principal	Ended	Salary	Bonus	Compensation
Position	Dec. 31	($)	($)	($)

Zhang Lebing, CEO,	2001	$0	$0	$0
Chairman & Director	2000	$0	$0	$0
	1999	$0	$0	$0

Michael Harrop, President,	2001	$0	$0	$0
CFO & Director	2000	0	$0	$0
	1999	$0	$0	$0

Fan XinXiang, Treasurer &	2001	$0	$0	$0
Director	2000	$0	$0	$0
	1999	$0	$0	$0

		Long Term Compensation
		Awards		Payouts

(a)	(b)	(f)	(g)	(h)
Name	Year	Restricted			All
And	Ended	Stock	Shares	LTIP	Other
Principal	December	Award(s)	Underlying	Payouts	Compensation
Position	31	($)	Options	($)	($)

Zhang Lebing, CEO,	2001	$0	$0	$0	$0
Chairman & Director	2000	$0	$0	$0	$0
	1999	$0	$0	$0	$0

Michael Harrop,	2001	$0	$0	$0	$0
President, CFO &	2000	$0	$0	$0	$0
Director	1999	$0	$0	$0	$0

Fan XinXiang,	2001	$0	$0	$0	$0
Treasurer & Director	2000	$0	$0	$0	$0
	1999	$0	$0	$0	$0

Option/SAR Grants, Exercises, LTIP Awards.

Because no options, stock appreciation rights or Long-Term Incentive Plans have been granted to any of the executive officers, the information and tables otherwise required by this item which relate to such forms of compensation have been omitted.

There are no written employment agreements with any of the Company’s executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 30, 2003, the stock ownership of each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group.

		Percent Owned
Name and Address of	Amount and Nature of	Beneficially and
Beneficial Owner	Beneficial Ownership	Of Record
	(n1)	(n2)

Zhang Lebing (n3)	3,750,000	12.4%
No. 1, Bei Jiao Chang Hou St.
Chengdu, China

Michael Harrop (n3)	500,000	1.6%
94 Rue de Lausanne, CH1202
Geneva, Switzerland

Fan XinXiang (n3)	3,750,000	12.4%
No. 1, Bei Jiao Chang Hou St.
Chengdu, China

		Percent Owned
Name and Address of	Amount and Nature of	Beneficially and
Beneficial Owner	Beneficial Ownership	Of Record
	(1)	(2)

Benny Li	5,030,000	16.6%
1011 Building A
Everbright ChangAn, No. 7
JianGuoMenNei Dajie
Beijing, China

YNOT China, Inc.	3,000,000	9.9%
116 Main Street, 2nd Floor
Road Town, Tortola BVI

All officers and directors of	8,000,000	26.4%
the Company as a group
(three) persons)

(n1)	Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.

(n2)	Based upon 30,352,500 shares of Common Stock outstanding as of December 31, 2002.

(n3)	This person is an officer and/or director of the Company.

(n4)	Includes shares of Common Stock held by Harrop, Lees, Brown & Co. of which Michael Harrop is the President and Director.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plan is as of the end of the fiscal year ended December 30, 2001:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (n1) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	2,350,000	$0.10	350,000
Total	2,350,000	$.10	350,000

On March 20, 2001, the Company adopted an employee benefit and consulting services compensation plan entitled the VIPC Communications, Inc. Stock Plan (the “Plan”). The Plan covered up to 5,00,000 shares of common stock. The Plan has not previously been approved by security holders. Under the Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The purpose of the Plan is to promote the best interests of the Company and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of the Company. The Plan is administered by the Company's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which the Company or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

Item 12. Certain Relationships and Related Transactions.

On June 29, 2000 authorized the issuance of an aggregate of 100,000 shares of common stock to the three selling shareholders of Elawchina.com, Inc (“Elaw”), including Elaw shareholder Benny Li, who subsequently became an officer and director of the Company. Mr. Li is no longer an officer or director.

On June 29, 2000, the Board of Directors authorized the issuance of 20,000,000 shares of common stock to ten shareholders of VIPC Corporation (“VIPC”) in connection with the acquisition of VIPC, including VIPC shareholders Zhang Lebing, Michael Harrop, Fan XinXiang and Benny Li, who subsequently became officers and directors of the Company. Mr. Li is no longer an officer or director.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

List of Exhibits.

Exhibit	Description
Number

3.3	Certificate of Incorporation, as amended on September 22, 2000 and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K dated November 9, 2000.)

3.4
Restated Bylaws for VIPC Communications, Inc. as restated on October 9, 2000 and currently in effect. (Incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K dated November 9, 2000.)

10.4	VIPC Communications, Inc. Stock Plan dated March 20, 2001 (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 (file no. 333-57948 ) filed March 30, 2000.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

Item 14. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 10, 2003

VIPC COMMUNICATIONS, INC.

By: /s/ Michael Harrop
       Michael Harrop, President, Chief
       Financial and Accounting Officer and
       Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michael Harrop
        Michael Harrop, President, Chief Financial
        and Accounting Officer and Director

Date: October 10, 2003

By: /s/ Zhang Lebing
        Zhang Lebing, Chairman, Chief Executive
        Officer and Director

Date: October 10, 2003

By: /s/ Fan XinXiang
        Fan XinXiang, Treasurer and Director

Date: October 10, 2003

EXHIBIT INDEX

Exhibit	Description
Number

3.3	Certificate of Incorporation, as amended on September 22, 2000 and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K dated November 9, 2000.)

3.4
Restated Bylaws for VIPC Communications, Inc. as restated on October 9, 2000 and currently in effect. (Incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K dated November 9, 2000.)

10.4	VIPC Communications, Inc. Stock Plan dated March 20, 2001 (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 (file no. 333-57948 ) filed March 30, 2000.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).