Form 10QSB
period 2002-03-31
VIPC COMMUNICATIONS INC
filed 2003-10-20
CIK 1066059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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
(Address of principal executive offices)

011-41-22-9000000
(issuer’s telephone number)

____________________________________________________________________
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

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act
after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of
September 30, 2003, the issuer had 30,352,500 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIPC COMMUNICATIONS, INC.
UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

VIPC COMMUNICATIONS, INC. (Formerly Beach Couch, Inc.) (A Development Stage Company) Consolidated Balance Sheets

ASSETS

	As of	Year Ended
	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)

Current Assets
Cash	$198	$198
Total Current Assets	198	198

TOTAL ASSETS	$198	$198

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$78,674	$63,999
Short-term Loan Payable	6,487	6,203
Total Current Liabilities	85,161	70,202

Total Liabilities	85,161	70,202

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value 20,000,000, shares
authorized; -0- issued and outstanding.)	-	-
Common stock ($0.0001 par value, 50,000,000,
shares authorized; 32,352,500 shares issued and
outstanding as of March 31, 2002 and December 31,
2001, respectively.)	3,035	3,035
Additional paid-in capital	252,285	252,285
Deficit accumulated during development stage	(340,283)	(325,324)
Total Stockholders' Equity (Deficit)	(84,963)	(70,004)
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$198	$198

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC. (Formerly Beach Couch, Inc.) (A Development Stage Company) Consolidated Statements of Operations - Unaudited

			June 4, 1998
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2002	2001	2002

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

General and Administrative Expenses	14,959	190,816	352,637

Operating Income (Loss)	(14,959)	(190,816)	(352,637)

Other Income (Expenses)
Other Income	-	-	12,354

Total Other Income (Expenses)	-	-	12,354

Net Income (Loss)	$(14,959)	$(190,816)	$(340,283)

Basic earnings (loss) per share	$-	$(0.01)
Weighted average shares used
for basic earnings (loss) per share	30,352,500	28,315,833

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
From June 4, 1998 (inception) through March 31, 2002

			Additional		Stock	Retained	Total
	Common	Stock	Paid-in	Stock to	Subscriptions	Earnings	Stockholders'
	Shares	Amount	Capital	be Issued	Receivable	(Deficit)	Equity

Balance, June 4, 1998	0	$0	$0	$0	$0	$0	$0
Common stock issued for
purchases of subsidiary	1,000,000	100					100
Proceeds received on stock
to be issued				17,820			17,820
Net loss for the year						(5,931)	(5,931)

Balance, December 31, 1998	1,000,000	100	0	17,820	0	(5,931)	11,989

Common stock issued for cash	2,227,500	223	17,597	(17,820)			0
Common stock issued to directors
for services	39,000,000	3,900	9,490				390
Net loss for the year						(24,199)	(24,199)

Balance, December 31, 1999	42,227,500	4,223	27,087	-	-	(30,130)	(11,820)

Record sale of subsidiary			(13,000)			12,354	(646)
Issuance for ELAWCHINA	100,000	10					10
Issuance for VIPC Corporation	20,000,000	2,000					2,000
Cancellation of shares	(34,325,000)	(3,433)	3,433				0
Net loss for the year						(76,884)	(76,884)

Balance, December 31, 2000	28,002,500	2,800	17,520	-	-	(94,660)	(74,340)

Common stock issued for legal
and consulting services	2,350,000	235	234,765				235,000

Net loss for the year						(230,664)	(230,664)

Balance, December 31, 2001	30,352,500	3,035	252,285	-	-	(325,324)	(70,004)

Net loss for the three months						(14,959)	(14,959)

Balance, March 31, 2002	30,352,500	$3,035	$252,285	$-	$-	$(340,283)	$(84,963)

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC. (Formerly Beach Couch, Inc.) (A Development Stage Company) Consolidated Statements of Cash Flows - Unaudited

			June 4, 1998
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2002	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(14,959)	$(190,816)	$(340,283)
Adjustments to reconcile income (loss) to cash
provided by (used in) operating activities:
Decrease (increase) in operating assets:
Investment in subsidiaries	-	-	-
(Increase) decrease in operating liabilities:
Accounts payable	14,675	(44,184)	78,674
Net cash provided by (used in) operating activities	(284)	(235,000)	(261,609)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Notes payable	284	-	6,487
Common stock	-	235	3,035
Additional paid-in capital	-	234,765	252,285
Net cash provided by (used in) financing activities	284	235,000	261,807

Net increase (decrease) in cash	-	-	198
Cash at beginning of period	198	198	-
Cash at end of period	$198	$198	$198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
 Notes to Consolidated Financial Statements
As of March 31, 2002

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
As of March 31, 2002

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
As of March 31, 2002

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
As of March 31, 2002

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

NOTE 4. STOCKHOLDERS’ EQUITY

On June 5, 1998, the Board of Directors authorized the issuance of 4,000,000 common shares at $.08 per share through a Section 504 (Reg. D) offering. As of December 31, 1998, the Company had received cash for 2,227,500 shares but such shares had not been issued. The stock issuance was completed in 1999. Also in 1999 there was an additional 39,000,000 shares issued. Stockholders also contributed an additional 13,000 in 1999. In 2000 the Company authorized a ten for one stock split. The stockholders’ equity report has been changed to reflect the 10 for 1 split as of inception. Also, In 2000 the Company issued stock for its acquisitions (see Notes 1 and 3) and had some stock cancellations. In March 2001, there were issuances totaling 2,350,000 shares of common stock for consulting services at $.10 per share. There were no stock issuances for the three months ended March 31, 2002.

NOTE 5. INCOME TAXES

The Company’s total deferred tax asset at March 31, 2002 is as follows:

Net operating loss carryforward	$115,696
Valuation allowance	(115,696)
$-0-

The Company has a net operating loss caryforward of approximately $340,283 which, if not utilized, will completely expire in 2021. It is reasonably possible that the Company’s estimate of its valuation allowance will change.

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
 Notes to Consolidated Financial Statements
As of March 31, 2002

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

Item 2. Management’s Plan of Operation

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

VIPC Communications, Inc. (the “Company”) has generated no revenues in the cumulative period from inception through the period covered by this report. The Company has no assets, has not developed any products or provided any services and has experienced difficulties in completing transactions.

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

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

2

PART II – OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities – None.

Item 3. Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Securities Holders. None.

Item 5. Other Information - None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: Exhibit Number and Brief Description.

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

(b) Reports on Form 8-K. - None.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPC COMMUNICATIONS, INC.

Date: October 10, 2003	By:/s/ Zhang Lebing
Zhang Lebing, Chief Executive Officer

Date: October 10, 2003	By: /s/ Michael Harrop
Michael Harrop, Chief Financial Officer

4

EXHIBIT INDEX

Exhibit Number and Brief Description.

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