Form 10KSB
period 2002-12-31
VIPC COMMUNICATIONS INC
filed 2003-10-20
CIK 1066059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

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

VIPC Communications, Inc. (the “Company”) has generated no revenues in the cumulative period from inception through the period ended December 31, 2002. The Company has no assets, has not developed any products or provided any services and has experienced difficulties in completing transactions.

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
Members of the Better Business Bureau since 1997

To the Board of Directors of
VIPC Communications, Inc.

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying consolidated balance sheets of VIPC Communications, Inc. (Formerly Beach Couch, Inc.) (A Development Stage Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended; and for the period from June 4, 1998 (inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIPC Communications, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended; and for the period from June 4, 1998 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Armando C. Ibarra, CPA
Armando C. Ibarra, CPA-APC

August 26, 2003
Chula Vista, California

371 E Street, Chula Vista, CA. 91910
Tel: (619) 422-1348		Fax: (619) 422-1465
F-2

VIPC COMMUNICATIONS, INC. (Formerly Beach Couch, Inc.) (A Development Stage Company) Consolidated Balance Sheets

ASSETS

	Year Ended	Year Ended
	December 31,	December 31,
	2002	2001

Current Assets
Cash	$198	$198
Total Current Assets	198	198

TOTAL ASSETS	$198	$198

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$80,343	$63,999
Short-term Loan Payable	6,487	6,203
Total Current Liabilities	86,830	70,202

Total Liabilities	86,830	70,202

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value 20,000,000, shares
authorized; -0- issued and outstanding.)	-	-
Common stock ($0.0001 par value, 50,000,000,
shares authorized; 30,352,500 shares issued and
outstanding as of December 31, 2002, and
2001, respectively.)	3,035	3,035
Additional paid-in capital	252,285	252,285
Deficit accumulated during development stage	(341,952)	(325,324)
Total Stockholders' Equity (Deficit)	(86,632)	(70,004)
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$198	$198

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC. (Formerly Beach Couch, Inc.) (A Development Stage Company) Consolidated Statements of Operations

			June 4, 1998
			(inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2002	2001	2002

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

General and Administrative Expenses	16,628	230,664	354,306

Operating Income (Loss)	(16,628)	(230,664)	(354,306)

Other Income (Expenses)
Other Income	-	-	12,354

Total Other Income (Expenses)	-	-	12,354

Net Income (Loss)	$(16,628)	$(230,664)	$(341,952)

Basic earnings (loss) per share	$-	$-
Weighted average shares used
for basic earnings (loss) per share	30,352,500	29,850,308

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC. (Formerly Beach Couch, Inc.) (A Development Stage Company) Consolidated Statement of Changes in Stockholders' Equity From June 4, 1998 (inception) through December 31, 2002

			Additional			Stock	Retained	Total
	Common	Stock	Paid-in	Stock to		Subscriptions	Earnings	Stockholders'
	Shares	Amount	Capital	be Issued		Receivable	(Deficit)	Equity

Balance, June 4, 1998	0	$0	$0	$0		$0	$0	$0
Common stock issued for
purchases of subsidiary	1,000,000	100						100
Proceeds received on stock
to be issued				17,820				17,820
Net loss for the year							(5,931)	(5,931)

Balance, December 31, 1998	1,000,000	100	0	17,820		0	(5,931)	11,989

Common stock issued for cash	2,227,500	223	17,597	(17,820)				0
Common stock issued to directors
for services	39,000,000	3,900	9,490					390
Net loss for the year							(24,199)	(24,199)

Balance, December 31, 1999	42,227,500	4,223	27,087	-		-	(30,130)	(11,820)

Record sale of subsidiary			(13,000)				12,354	(646)
Issuance for ELAWCHINA	100,000	10						10
Issuance for VIPC Corporation	20,000,000	2,000						2,000
Cancellation of shares	(34,325,000)	(3,433)	3,433					0
Net loss for the year							(76,884)	(76,884)

Balance, December 31, 2000	28,002,500	2,800	17,520	-		-	(94,660)	(74,340)

Common stock issued for legal
and consulting services	2,350,000	235	234,765					235,000

Net loss for the year							(230,664)	(230,664)

Balance, December 31, 2001	30,352,500	3,035	252,285	-		-	(325,324)	(70,004)

Net loss for the year							(16,628)	(16,628)

Balance, December 31, 2002	30,352,500	$3,035	$252,285	$-	$		$(341,952)	$(86,632)

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC. (Formerly Beach Couch, Inc.) (A Development Stage Company) Consolidated Statements of Cash Flows

			June 4, 1998
			(inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2002	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(16,628)	$(230,664)	$(341,952)
Adjustments to reconcile income (loss) to cash
provided by (used in) operating activities:
Decrease (increase) in operating assets:
Investment in subsidiaries	-	2,010	-
(Increase) decrease in operating liabilities:
Accounts payable	16,344	(12,549)	80,343
Net cash provided by (used in) operating activities	(284)	(241,203)	(261,609)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Notes payable	284	6,203	6,487
Common stock	-	235	3,035
Additional paid-in capital	-	234,765	252,285
Net cash provided by (used in) financing activities	284	241,203	261,807

Net increase (decrease) in cash	-	-	198
Cash at beginning of year	198	198	-
Cash at end of year	$198	$198	$198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
 Notes to Consolidated Financial Statements
As of December 31, 2002

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
As of December 31, 2002

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
As of December 31, 2002

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
As of December 31, 2002

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

NOTE 4. STOCKHOLDERS’ EQUITY

On June 5, 1998, the Board of Directors authorized the issuance of 4,000,000 common shares at $.08 per share through a Section 504 (Reg. D) offering. As of December 31, 1998, the Company had received cash for 2,227,500 shares but such shares had not been issued. The stock issuance was completed in 1999. Also in 1999 there was an additional 39,000,000 shares issued. Stockholders also contributed an additional 13,000 in 1999. In 2000 the Company authorized a ten for one stock split. The stockholders’ equity report has been changed to reflect the 10 for 1 split as of inception. Also, In 2000 the Company issued stock for its acquisitions (see Notes 1 and 3) and had some stock cancellations. In March 2001, there were issuances totaling 2,350,000 shares of common stock for consulting services at $.10 per share. There were no stock issuances for the year ended December 31, 2002.

NOTE 5. INCOME TAXES

The Company’s total deferred tax asset at December 31, 2002 is as follows:

Net operating loss carryforward	$116,264
Valuation allowance	(116,264)
$-0-

The Company has a net operating loss caryforward of approximately $341,952 which, if not utilized, will completely expire in 2021. It is reasonably possible that the Company’s estimate of its valuation allowance will change.

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
 Notes to Consolidated Financial Statements
As of December 31, 2002

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Item 10. Executive Compensation.

The following table sets forth information about compensation paid to, or accrued for the benefit of the Company's officers and directors during the year ended December 31, 2002. Due to the reorganization none of the following individuals held positions with the Company prior to the year 2000, except for Mr. Harrop. Mr. Harrop and previous officers and directors of the Company did not receive any compensation from the Company from December 31, 1998 until the current officers and directors were appointed in 2002. None of the Company's directors or executive officers earned more than $100,000 during the years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

		Annual Compensation
(a)	(b)	(c)	(d)	(e)
Name				Other
And	Year			Annual
Principal	Ended	Salary	Bonus	Compensation
Position	Dec. 31	($)	($)	($)

Zhang Lebing, CEO,	2002	$0	$0	$0
Chairman & Director	2001	$0	$0	$0
	2000	$0	$0	$0

Michael Harrop, President,	2002	$0	$0	$0
CFO & Director	2001	0	$0	$0
	2000	$0	$0	$0

Fan XinXiang, Treasurer &	2002	$0	$0	$0
Director	2001	$0	$0	$0
	2000	$0	$0	$0

		Long Term Compensation
		Awards		Payouts

(a)	(b)	(f)	(g)	(h)
Name	Year	Restricted			All
And	Ended	Stock	Shares	LTIP	Other
Principal	December	Award(s)	Underlying	Payouts	Compensation
Position	31	($)	Options	($)	($)

Zhang Lebing, CEO,	2002	$0	$0	$0	$0
Chairman & Director	2001	$0	$0	$0	$0
	2000	$0	$0	$0	$0

Michael Harrop,	2002	$0	$0	$0	$0
President, CFO &	2001	$0	$0	$0	$0
Director	2000	$0	$0	$0	$0

Fan XinXiang,	2002	$0	$0	$0	$0
Treasurer & Director	2001	$0	$0	$0	$0
	2000	$0	$0	$0	$0

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

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plan is as of the end of the fiscal year ended December 30, 2002:

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