Form 10QSB
period 2003-06-30
VIPC COMMUNICATIONS INC
filed 2003-10-31
CIK 1066059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

N/A
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
Yes ☐     No ☒

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VIPC COMMUNICATIONS, INC.
UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	As of	Year Ended
	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Current Assets
Cash	$198	$198
Total Current Assets	198	198

TOTAL ASSETS	$198	$198

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$82,080	$80,343
Short-term loan payable	6,487	6,487
Total Current Liabilities	88,567	86,830

Total Liabilities	88,567	86,830

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value 20,000,000, shares
authorized; -0- issued and outstanding.)	-	-
Common stock ($0.0001 par value, 50,000,000,
shares authorized; 30,352,500 shares issued and
outstanding as of June 30, 2003 and December 31,
2002, respectively.)	3,035	3,035
Additional paid-in capital	252,285	252,285
Deficit accumulated during development stage	(343,689)	(341,952)
Total Stockholders' Equity (Deficit)	(88,369)	(86,632)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$198	$198

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations - Unaudited

					June 4, 1998
	Six Months	Six Months	Three Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002	2003

Revenues
Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

General and Administrative Expenses	1,737	16,140	1,351	1,181	356,043

Operating Income (Loss)	(1,737)	(16,140)	(1,351)	(1,181)	(356,043)

Other Income (Expenses)
Other Income	-	-	-	-	12,354

Total Other Income (Expenses)	-	-	-	-	12,354

Net Income (Loss)	$(1,737)	$(16,140)	$(1,351)	$(1,181)	$(343,689)

Basic earnings (loss) per share	$-	$-	$-	$-

Weighted average shares used
for basic earnings (loss) per share	30,352,500	30,352,500	30,352,500	30,352,500

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
From June 4, 1998 (inception) through June 30, 2003

			Additional		Stock	Retained	Total
	Common	Stock	Paid-in	Stock to	Subscriptions	Earnings	Stockholders'
	Shares	Amount	Capital	be Issued	Receivable	(Deficit)	Equity

Balance, June 4, 1998	-	$-	$-	$-	$-	$-	$-
Common stock issued for
purchases of subsidiary	1,000,000	100					100
Proceeds received on stock
to be issued				17,820			17,820
Net loss for the year						(5,931)	(5,931)

Balance, December 31, 1998	1,000,000	100	-	17,820	-	(5,931)	11,989

Common stock issued for cash	2,227,500	223	17,597	(17,820)			-
Common stock issued to directors
for services	39,000,000	3,900	9,490				390
Net loss for the year						(24,199)	(24,199)

Balance, December 31, 1999	42,227,500	4,223	27,087	-	-	(30,130)	(11,820)

Record sale of subsidiary			(13,000)			12,354	(646)
Issuance for ELAWCHINA	100,000	10					10
Issuance for VIPC Corporation	20,000,000	2,000					2,000
Cancellation of shares	(34,325,000)	(3,433)	3,433				-
Net loss for the year						(76,884)	(76,884)

Balance, December 31, 2000	28,002,500	2,800	17,520	-	-	(94,660)	(74,340)

Common stock issued for legal
and consulting services	2,350,000	235	234,765				235,000
Net loss for the year						(230,664)	(230,664)

Balance, December 31, 2001	30,352,500	3,035	252,285	-	-	(325,324)	(70,004)

Net loss for the year						(16,628)	(16,628)

Balance, December 31, 2002	30,352,500	3,035	252,285	-	-	(341,952)	(86,632)

Net loss for the six months						(1,737)	(1,737)

Balance, June 30, 2003	30,352,500	$3,035	$252,285	$-	$-	$(343,689)	$(88,369)

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows - Unaudited

					June 4, 1998
	Six Months	Six Months	Three Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002	2003

CASH FLOWS FROM OPERATING
ACTIVITIES

Net (Loss)	$(1,737)	$(16,140)	(1,351)	(1,181)	$(343,689)
Adjustments to reconcile income (loss)
to cash provided by (used in) operating
activities:
Decrease (increase) in operating assets:
Investment in subsidiaries	-	-	-	-	-
(Increase) decrease in operating liabilities:
Accounts payable	1,737	15,856	1,351	1,181	82,080

Net cash provided by (used in)
operating activities	-	(284)	-	-	(261,609)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Notes payable	-	284	-	-	6,487
Common stock	-	-	-	-	3,035
Additional paid-in capital	-	-	-	-	252,285

Net cash provided by (used in)
financing activities	-	284	-	-	261,807

Net increase (decrease) in cash	-	-	-	-	198
Cash at beginning of period	198	198	198	198	-

Cash at end of period	$198	$198	198	198	$198

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Interest paid	-	-	-	-	-

Income taxes paid	-	-	-	-	-

See Notes to Consolidated Financial Statements

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements As of June 30, 2003

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

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements As of June 30, 2003

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

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements As of June 30, 2003

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

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements As of June 30, 2003

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

NOTE 4. STOCKHOLDERS’ EQUITY

On June 5, 1998, the Board of Directors authorized the issuance of 4,000,000 common shares at $.08 per share through a Section 504 (Reg. D) offering. As of December 31, 1998, the Company had received cash for 2,227,500 shares but such shares had not been issued. The stock issuance was completed in 1999. Also in 1999 there was an additional 39,000,000 shares issued. Stockholders also contributed an additional 13,000 in 1999. In 2000 the Company authorized a ten for one stock split. The stockholders’ equity report has been changed to reflect the 10 for 1 split as of inception. Also, In 2000 the Company issued stock for its acquisitions (see Notes 1 and 3) and had some stock cancellations. In March 2001, there were issuances totaling 2,350,000 shares of common stock for consulting services at $.10 per share. There were no stock issuances for the six months ended June 30, 2003.

NOTE 5. INCOME TAXES

The Company’s total deferred tax asset at June 30, 2003 is as follows:

Net operating loss carryforward	$116,854
Valuation allowance	(116,854)
$0

The Company has a net operating loss caryforward of approximately $343,689 which, if not utilized, will completely expire in 2023. It is reasonably possible that the Company’s estimate of its valuation allowance will change.

VIPC COMMUNICATIONS, INC.
(Formerly Beach Couch, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements As of June 30, 2003

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities – None.

Item 3. Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Securities Holders. None.

Item 5. Other Information - None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: Exhibit Number and Brief Description.

	3.3	Certificate of Incorporation, as amended on September 22, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K dated November 9, 2000.)

	3.4	Bylaws for VIPC Communications, Inc., as restated on October 9, 2000 (Incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K dated November 9, 2000.)

	10.4	VIPC Communications, Inc. Stock Plan dated March 20, 2001 (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 (file no. 333- 57948) filed March 30, 2001.)

	31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

	31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

	32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

	32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

(b)	Reports on Form 8-K. - None.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPC COMMUNICATIONS, INC.

Date: October 30, 2003	By:	/s/ Zhang Lebing

Zhang Lebing, Chief Executive Officer

Date: October 30, 2003	By:	/s/ Michael Harrop

Michael Harrop, Chief Financial Officer

4

EXHIBIT INDEX

Exhibit Number and Brief Description.

3.3	Certificate of Incorporation, as amended on September 22, 2000, and currently in effect. (Incorporated by reference to Exhibit 3.3 of the Company’s current report on Form 8-K dated November 9, 2000.)

3.4	Bylaws for VIPC Communications, Inc., as restated on October 9, 2000 (Incorporated by reference to Exhibit 3.4 of the Company’s current report on Form 8-K dated November 9, 2000.)

10.4	VIPC Communications, Inc. Stock Plan dated March 20, 2001 (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 (file no. 333-57948) filed March 30, 2001.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).